Form 10-Q
period 2009-03-31
USD ENERGY CORP.
filed 2009-10-06
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

USD ENERGY CORP.

(Name of small business issuer specified in its charter)

Nevada	80-0214005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3328 Granada Ave.
San Diego, CA	92104
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes    X      No  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    X      No  ___

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.

See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

As of March 31, 2009, the issuer had  35,130 shares of common  stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ___     No   ___

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

FINANCIAL STATEMENTS

USD Energy
(An Exploration Stage Company)
Balance Sheet

March 31, 2009
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Notes payable	6,570
Due to related parties	5,000
Total Liabilities	11,570

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 35,130 shares issued and outstanding	35
Paid in capital	15,115
Deficit accumulated during development stage	(26,720)
Total Stockholders Equity (Deficit)	(11,570)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

USD Energy (An Exploration Stage Company) Statement of Operations

	For the three months ended March 31, 2009	From June 27, 2008 (Inception) to March 31, 2009

Income	$ -	$ -

Operating expenses
General and administrative	-	20
Legal and accounting	21,700	26,700
Total expenses	21,700	26,720

Ordinary income (loss)	(21,700)	(26,720)

Net income (loss)	$ (21,700)	$ (26,720)

Loss per share	$ (0.83)	$ (1.22)

Weighted average common shares	26,052	21,959

See notes to financial statements

USD Energy (An Exploration Stage Company Statement of Cash Flows
	For the three months ended March 31, 2009	From June 27, 2008 (Inception) to March 31, 2009

Net Loss	$ (21,700)	$ (26,720)

Total cash used in operations

Cash from financing activities

Stock offering	15,130	15,130
Notes payable	6,570	6,570
Loans from related parties		5,020

Total cash from financing activities	21,700	26,720

INCREASE (DECREASE) IN CASH	-	-

BEGINNING CASH	-	-

ENDING CASH	$ -	$ -

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through March 31, 2009

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to develop established stripper wells. The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies.  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to March 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at March 31,2009 and for the period June 27, 2008 (inception) through December 31, 2008  have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $26,720 through March 31, 2009.  In addition, the Company has not generated any revenues.  These  conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company may not be able to obtain additional funds that it may require.  The Company does not presently have adequate cash from operations or financing activities to meet its long-term needs.  The Company does not currently have any established third-party bank credit arrangements.  If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development, sales and marketing programs.

The Company will seek additional funds through equity or debt financings, if available on terms and schedules acceptable to the Company.  The Company may also attempt to obtain funds through arrangement with corporate parties or others.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, will perform natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells.  There can be no assurance that the Company will be successful in its endeavor.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalentS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Properties and Equipment

The Company will follow the successful efforts method of accounting.  All developmental costs will be capitalized. The Company is predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.  Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved oil and natural gas reserves. Repairs and maintenance will be expensed, while renewals and betterments will be generally capitalized.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of our properties will be compared to management's future estimated pre-tax cash flow from the properties. If undiscounted cash flows are less than the carrying value, then the asset value will be written down to fair value. Impairment of individually significant unproved properties will be assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our oil and gas properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and related party payables approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

NOTE 4:  DEBT

On February 7, 2009 the Company entered into a Convertible Note with an unrelated third party to borrow up to $25,000 for operating expenses with interest payable at 10% per annum.  The Note matures on February 7, 2010 and unpaid principal and interest may be converted at any time at the holder’s option into shares of the Company’s stock at the market closing price on the day prior to conversion.

During the period ended March 31, 2009 the third party paid $6,570 on the company’s behalf for legal and accounting fees.

NOTE 5:  RELATED PARTY TRANSACTIONS

On June 27, 2008, 20,000 shares of common stock were issued to officer/director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the company’s business plan.

During the period ended December 31, 2008 Ms. Malone paid $5,000 on the Company’s behalf for legal fees.  This was recorded as an interest free loan by the related party. The loan is due to Ms. Malone upon receipt of funds from a stock offering or other fundraising.

NOTE 6:  STOCK OFFERING

In February 2009, 15,130 shares of common stock were offered to investors pursuant to the company’s Regulation D, Rule 504 small corporate offering registered in the state of Illinois and to qualified purchasers in California.

NOTE 7:  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements , ("SFAS No. 157") was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 57 applies to other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of SFAS No. 157 will result in additional disclosure requirements.. The Company does not expect adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will require accounting treatment for business combinations on a prospective basis.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement 133 ("SFAS No. 161"). SFAS No. 161 amends and expands SFAS No. 133 to enhance required disclosures regarding derivatives and hedging activities. It requires companies to provide additional disclosure to discuss the uses of derivative instruments; the accounting for derivative instruments and related hedged items under SFAS No. 133; and how derivative instruments and related hedged items affect the company's financial position, financial performance and cash flows. The Company will adopt SFAS No. 161 on July 1, 2009. The Company does  not expect the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10 for the period ended December 31, 2008, as amended, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

Our  current  plan of operations is to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells.  Over the next twelve months, we anticipate spending $700,000 on building a management team and the acquisition of oil and gas properties.

Oil and natural gas prices are currently at high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our company to grow quickly. The first milestone of our business plan is to assemble an experienced and senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage.

We will look to establish production, cash flow and reserve value by exploring for, developing, purchasing and producing oil and gas properties within the United States, in areas such as Texas.   We will attempt to first purchase leases that would be self supporting from current production and thereafter increase their productivity through the use of enhanced oil recovery methods such as CO²  injection and swabbing.

USD plans to take advantage of developing global clean energy generation trends.  We intend to locate wells which have petroleum reserves as well as deposits of CO² gas.  USD’s strategy is based on an understanding of the energy sectors of the economy in which the Company will be active, and we have defined a clear vision for the Company’s future and developed a detailed plan to compete and grow.

Our initial operations will concentrate on the development of an experienced management team and the acquisition and development of wells. Once initial operations are sound, we will be acquiring properties with potential for development and drilling to establish and maintain a significant inventory of undeveloped prospects. This will establish and enhance the Company's foundation for future growth. We will continue to serve as operator of our wells to ensure technical performance and reduction of costs. Relationships will be established with other energy companies to access their undeveloped properties, geological data and financial resources. Financial risk will be carefully managed to mitigate technical risks by drilling in known productive areas with multi-geologic potential. This will accomplish diversifying investment over the interests in the company's primary operating areas, developing properties that provide a balance between short and long term reserves, and establishing and maintaining a balance among the company's oil and gas generation activities. On a consistent basis we will maintain low general and administrative expenses.

During the next twelve months, we plan to satisfy our cash requirements by additional funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy its cash requirements.

We will look to establish production, cash flow and reserve value by exploring for, developing, purchasing and producing oil and gas properties within the United States.

Our initial operations will concentrate on the acquisition and development of wells. Once initial operations are sound, we will be acquiring properties with potential for development and drilling to establish and maintain a significant inventory of undeveloped prospects. This will establish and enhance the Company's foundation for future growth. We will continue to serve as operator of our wells to ensure technical performance and reduction of costs. Relationships will be established with other energy companies to access their undeveloped properties, geological data and financial resources. Financial risk will be carefully managed to mitigate technical risks by drilling in known productive areas with multi-geologic potential. This will accomplish diversifying investment over the interests in the company's primary operating areas, developing properties that provide a balance between short and long term reserves, and establishing and maintaining a balance among the company's oil and gas generation activities. On a consistent basis we will maintain low general and administrative expenses.

During the next twelve months, we plan to satisfy our cash requirements by this offering and by additional funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy its cash requirements.

 We will need a minimum of $700,000 to satisfy our cash requirements for the next 12 months.  We will not be able to operate if it we do not obtain equity financing through this offering, subsequent private offerings, or contributions from our principals.  If only a minimal amount of shares are sold in this offering, we will continue to satisfy its cash requirements by contributions from our principals, which we expect will continue to contribute for the next twelve months.   We depend upon capital to be derived from future financing activities such as subsequent offerings of our stock.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2009, included in this Form 10Q.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2009.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2009, the Company had no revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors, which will be based on our geologic reports.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

We are highly dependent on Trisha Malone, our President and CEO. The loss of Ms Malone, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Trisha Malone, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Ms. Malone. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Oil  and  gas exploration involves a high degree of risk, and as a result, we may  never  become  commercially  viable.

Oil  and  gas exploration involves a high degree of risk.  The projects in which USD Energy  holds  or  acquires  an  ownership  interest may not contain commercial  quantities  of  oil  and gas.  Hazards such as unusual or unexpected formations and  other  conditions are involved.  Applicable projects may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which it  cannot insure  or against which it may elect not to insure.  Such events could result in substantial damage to oil and gas wells, producing  facilities  and other property and/or result in personal injury.

Depending  upon  the  significance  of the particular project when compared with our  total  holdings,  any such liability could have a material adverse  effect  upon  our  business  operations.

Volatility  of  oil and gas prices and markets could make it difficult for us to obtain  and  sustain  profitability and less likely investors in USD Energy common  stock  will  receive  a  return  on  their  investment.

Our ability to obtain and sustain profitability is substantially dependent  on  prevailing  prices  for  natural gas and oil.  The amounts of and price  obtainable  for  our oil and gas production will be affected  by  market  factors  beyond  the  USD Energy's control.  If these factors are not favorable over time to the financial interests of USD Energy, it is likely  that owners of USD Energy common stock will lose their investments. Such factors  include:

•

the  extent  of  domestic  production;

•

the  level  of  imports  of  foreign  oil  and  gas;

•

the  general  level  of  market  demand  on  a  regional, national and worldwide  basis;

•

domestic  and  foreign  economic  conditions  that determine levels of industrial  production;

•

political  events  in  foreign  oil-producing  regions;  and

•

variations  in governmental regulations and tax laws or the imposition of  new  governmental  requirements  upon  the  oil  and gas industry.

Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety  of  additional  factors.

If  capital  is  not  available  to  us to expand our business operations,  we  will  not  be able to pursue our business plan.

We will require substantial additional  capital  to  acquire additional properties and to participate in the development of those properties.  Cash flows from operations, to the extent available, will be used to fund these expenditures.  We intend to seek additional capital from loans from current shareholders and from public and private equity offerings.  Our  ability  to  access  capital  will  depend  on  its  success  in participating  in  properties that are successful in exploring for and producing oil  and gas at profitable prices.  It will also be dependent upon the status of the  capital  markets  at  the  time  such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of the USD Energy's business strategy would be adversely affected. In such event it would not be likely that investors would obtain  a  profitable  return  on  their investments or a return of their investments.

There is a high degree of risk that unproved oil and gas properties will not turn out to  be  commercially  viable.

Exploration and development of oil and gas resources involve a high degree of risk that no commercial production will be obtained or that the production will be insufficient to recover drilling and completion costs.  The cost of drilling, completing and operating wells is often uncertain.  Drilling operations on the improved  property  in  which  we have an interest or on properties which  we may hold a percentage interest of in the future may be curtailed,  delayed or canceled as  a  result of numerous factors, including title problems, weather conditions, compliance  with  governmental  requirements  and  shortages  or  delays  in the delivery  of  equipment.  Furthermore, completion  of  a well does not assure a profit  on  the  investment  or a recovery of drilling, completion and operating costs.  If  USD Energy does not obtain a profitable return on properties in which  it  invests in the early stages of its business development, it is likely investors  will  lose  their  investments.

We must incur the costs of environmental and other government regulation, which  costs  may  significantly  burden  USD Energy.

Oil and gas operations in which USD Energy owns or will own an interest are affected  by  extensive  regulation pursuant to various federal, state and local laws  and  regulations  relating  to  the  exploration  for  and  development, production,  gathering and marketing of oil and gas.  Oil and gas operations are also  subject  to  numerous  laws  and  regulations  governing  the discharge of materials  into  the  environment  or  otherwise  relating  to  environmental protection.  New laws or regulations or new interpretations of existing laws and regulations may also increase the cost of regulatory compliance.  If properties or  oil or gas production activities in which USD Energy is involved do not comply  with  applicable  regulation,  or if an industrial accident occurs which creates  significant liability under regulations concerning the environment, our operations  will  be  adversely  affected.

Since  our  directors  and  officers  have  no  previous oil and gas experience, investors cannot rely on our officers and directors as being experts in the area of  oil  and  gas  exploration  and  production  which  is  our  business focus.

Our officers and  directors  have  no  previous  oil  and gas experience.  All business decisions made by them regarding oil and gas exploration and production will be in reliance on the advice of others due to this lack of experience.  If reliable advice  is  not  available,  it is unlikely our business will succeed.

Risks Relating to Our Common Stock

There is currently no market for our common stock and one may never develop.  Therefore, investors holdings in our common stock may be illiquid.

While we do intend to file a Form 211 through a market maker with the NASDAQ Stock Market to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.  If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

 For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by USD Energy Corp. within the past three years and were not registered under the Securities Act:

In June 2008, 20,000 shares of common stock were issued to officer and director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933.

In February 2009, 15,130 shares of common stock were offered to investors pursuant to the company’s Regulation D, Rule 504 small corporate offering registered in the state of Illinois and to qualified purchasers in California.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

Reports on Form 8-K are as follows:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2009	USD ENERGY CORP.

By: Trisha Malone Trisha Malone Chief Executive Officer and Director