Form 10-Q
period 2009-06-30
USD ENERGY CORP.
filed 2009-10-06
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of June 30, 2009, the issuer had  35,130 shares of common  stock outstanding.

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

USD Energy
(An Exploration Stage Company)
Balance Sheet

June 30, 2009
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Notes payable	19,270
Due to related parties	5,000
Total Liabilities	24,270

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 35,130 shares issued and outstanding	35
Paid in capital	15,115
Deficit accumulated during development stage	(39,420)
Total Stockholders Equity (Deficit)	(24,270)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

USD Energy
(An Exploration Stage Company)
Statement of Operations

	For the three months ended June 30, 2009	For the six months ended June 30, 2009	From June 27, 2008 (Inception) to June 30, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	-	-	20
Legal and accounting	12,700	34,400	39,400
Total expenses	12,700	34,000	39,420

Ordinary income (loss)	(12,700)	(34,400)	(39,420)

Net income (loss)	$ (12,700)	$ (34,400)	$ (39,420)

Loss per share	$(0.36)	$ (1.12)	$ (1.56)

Weighted average common shares	35,130	30,616	25,207

See notes to financial statements

USD Energy
(An Exploration Stage Company)

Statement of Cash Flows
	For the three months ended June 30, 2009	For the six months ended June 30, 2009	From June 27, 2008 (Inception) to June 30, 2009

Net Loss	$ (12,700)	$ (34,400)	$ (39,420)

Total cash used in operations

Cash from financing activities

Stock offering		5,130	15,130
Notes payable	12,700	19,270	19,270
Loans from related parties		-	5,020

Total cash from financing activities	12,700	34,400	39,420

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through June 30, 2009

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to develop established stripper wells. The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies.  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to June 30, 2009.

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at June 30,2009 and for the period June 27, 2008 (inception) through December 31, 2008  have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $39,420 through June 30, 2009.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2009 the third party paid $19,270 on the company’s behalf for legal and accounting fees.

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

In 2009, the FASB issued Statement 165, Subsequent Events , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of June 30, 2009. The Company has evaluated subsequent events through the time the June 30, 2009, Form 10-Q was filed with the Securities and Exchange Commission on October 2, 2009, which is the date the Financial Statements were issued. No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2009.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended June 30, 2009, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of  June 30, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We expect to incur net losses in future quarters

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

Our ability to obtain and sustain profitability is substantially dependent  on  prevailing  prices  for  natural gas and oil.  The amounts of and price  obtainable  for  our oil and gas production will be affected  by  market  factors  beyond  the  USD Energy's control.  If these factors are not favorable over time to the financial interests of USD Energy, it is likely  that owners of USD Energy common stock will lose their investments. Such factors  include:

-

the  extent  of  domestic  production;

-

the  level  of  imports  of  foreign  oil  and  gas;

-

the  general  level  of  market  demand  on  a  regional, national and worldwide  basis;

-

domestic  and  foreign  economic  conditions  that determine levels of industrial  production;

-

political  events  in  foreign  oil-producing  regions;  and

-

variations  in governmental regulations and tax laws or the imposition of  new  governmental  requirements upon  the  oil  and gas industry.

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