Form 10-Q
period 2009-09-30
USD ENERGY CORP.
filed 2009-11-17
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the issuer had  1,053,900 shares of common  stock outstanding.

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

USD Energy
(An Exploration Stage Company)
Balance Sheet

September 30, 2009
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Notes payable	24,910
Accrued Interest	926
Due related parties	5,000
Total Liabilities	30,836

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 1,053900 shares issued and outstanding	1,054
Paid in capital	14,096
Deficit accumulated during development stage	(45,986)
Total Stockholders Equity (Deficit)	(30,836)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

USD Energy
(An Exploration Stage Company)
Statement of Operations

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	-	-	20
Legal and accounting	5,600	40,040	2,500
Total expenses	5,600	40,040	2,520

Ordinary income (loss)	(5,600)	(40,040)	(2,520)

Interest Income (expense)	(926)	(926)	-
Net income (loss)	$ (6,526)	$ (40,966)	$ (2,520)

Loss per share	$ (0.01)	$ (0.04)	$ (0.00)

Weighted average common shares	1,053,900	964,118	815,627

See notes to financial statements

USD Energy
(An Exploration Stage Company)
Statement of Cash Flows

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Net Loss	$ (6,526)	$ (40,966)	$ (2,520)

Total cash used in operations

Cash from financing activities

Stock offering		15,130	--
Notes payable	5,600	24,910	--
Accrued Interest	926	926	--
Loans from related parties	--	--	2,520

Total cash from financing activities	6,526	40,966	2,520

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through September 30, 2009

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to September 30, 2009.

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at September 30, 2009 and for the period June 27, 2008 (inception) through December 31, 2008  have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $45,060 through September 30, 2009.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash and related party payables approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

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

During the nine months ended September 30, 2009 the third party paid $24,910 on the company’s behalf for legal and accounting fees.   Accrued interest on this note for the nine months ended September 30, 2009 was $926.

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

NOTE 7: STOCK SPLIT

On July 14, 2009, the company effected a 1 for 30 forward split of its common share capital.

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of September 30, 2009. The Company has evaluated subsequent events through the time the September 30, 2009, Form 10-Q was filed with the Securities and Exchange Commission on Octoberr 2, 2009, which is the date the Financial Statements were issued. No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140” ("SFAS 166") [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-Q for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9 :  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the company has evaluated subsequent events through the time between the end of the reporting period and the time the September 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on November 16, 2009, which is the date the financial statements were issued.  No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-12G/A for the period ended December 31, 2008, as amended, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2009.

Income Taxes.

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

Per Accounting Standards Codification Topic 260 “Earnings Per Share” (ASC 260), basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2009, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of  September 30, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Dated: November 16, 2009	USD ENERGY CORP.

By: Trisha Malone Trisha Malone Chief Executive Officer and Director