Form 10-Q/A
period 2009-09-30
USD ENERGY CORP.
filed 2010-02-01
CIK 1454007

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

See Accompanying Notes to Financial Statements

USD Energy
(An Exploration Stage Company)
Statement of Operations

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	-	-	20
Legal and accounting	5,600	40,040	2,500
Total expenses	5,600	40,040	2,520

Ordinary income (loss)	(5,600)	(40,040)	(45,060)

Interest Income (expense)	(926)	(926)	(926)
Net income (loss)	$ (6,526)	$ (40,966)	$ (45,986)

Loss per share	$ (0.01)	$ (0.04)	$ (0.06)

Weighted average common shares	1,053,900	964,118	815,627

See notes to financial statements

USD Energy
(An Exploration Stage Company)
Statement of Cash Flows

	For the three months ended Sept. 30, 2009	For the six months ended Sept. 30, 2009	From June 27, 2008 (Inception) to Sept. 30, 2009

Net Loss	$ (6,526)	$ (40,966)	$ (45,986)

Total cash used in operations

Cash from financing activities

Stock offering		15,130	15,130
Notes payable	5,600	24,910	24,910
Accrued Interest	926	926	926
Loans from related parties	--	--	5,020

Total cash from financing activities	6,526	40,966	45,986

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at September 30, 2009 and for the period June 27, 2008 (inception) through December 31, 2008  have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $45,986 through September 30, 2009.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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