Form 10-K
period 2009-12-31
USD ENERGY CORP.
filed 2010-04-15
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-53558

USD ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-53558 Commission File No.	80-0214005 (I.R.S. Employer Identification No.)

3328 Granada Avenue San Diego, California (Address of principal executive offices)		92104 (Zip Code)

Registrant’s telephone number, including area code 619-717-8047

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes       X     No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.  ___Yes     No    X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X     Yes             No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

       Yes         No

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

   X      Yes              No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter was: $ 0

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2010 was 1,053,900 shares.

Item 1.  BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.

Business Development

The Company was incorporated in Nevada on June 27, 2008.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy or receivership.

Business

The Company has a plan of operations to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells.

We are an exploration stage oil and gas company. We plan to engage in the acquisition and exploration of oil and gas properties and to exploit oil and gas reserves we discover that demonstrate economic feasibility.  We plan to focus on stripper wells.

Stripper wells are economically marginal oil and gas wells that produce at relatively low rates.  These are typically wells that have been plugged and abandoned, and comprise a significant portion of U.S. oil and gas production.

Our plan of operations is to redevelop wells that we acquire using state of the art swabbing units for enhanced oil recovery in stripper wells and CO² injection recovery.

Technology

USD’s targeted reserves are “left behind” oil and natural gas remaining in the earth after initial production phase ends and which can only be produced economically by injecting carbon dioxide (“CO²”) into the reservoirs.  CO² injection is a proved enhanced oil recovery technology that has traditionally relied upon rare naturally occurring CO² resources found in geologic deposits much like natural gas.  Burgeoning environmental regulations and deployment of clean energy technologies will drive the capture of normally wasted CO² from energy production and increase the availability of alternate sources of CO² in quantities and qualities required for large scale CO² injection for enhanced oil recovery.  Capture of waste CO², a greenhouse gas blamed by many for global warming, and its injection into geologic formations for storage is a sequestration strategy which both reduces green house gas emissions and provides energy security by prolonging the lives of domestic oil reserves.  USD will identify geographic areas where captured CO² markets will form and will target both the new captured wasted CO² resources and the oil and natural gas fields which are best for CO² enhanced oil recovery in those areas.  We will then pursue the ownership and/or control of these oil and natural gas fields and captured CO² streams fitting our criteria.

Industry

Dramatic structural change and rapid technological advancement are the norm in the energy industries, and management believes that recent developments will afford alert companies the opportunity to create exciting growth areas in a mature business.  The properly positioned energy company of the future will profit handsomely from the one force of change to environmentalism which the power, coal, chemical, manufacturing and petroleum industries have traditionally resisted.

The argument between the energy industry and environmentalists as to whether or not man-made carbon dioxide emissions are causing global warming has been controversial.  However, CO² deposits have a real economic value to the energy industries, and the technologies and economic incentives already exist to generate clean energy from fossil fuels.

Until we complete the transition to a renewable energy economy, fossil fuel production must be sustained to ensure stability in the U.S. and the growth of more stable economies abroad.  What is not sustainable is the rate at which we are inefficiently consuming finite water and energy resources and emitting pollutants and greenhouse gases into the environment.  In the coming decades the world's developing economies will emit orders of magnitude more pollutants and green house gases than the industrial nations did in the previous century, unless or until someone shows them a better way.  Government mandates and corporate citizenship are driving the energy sector to demonstrate immediate, practical methods of economic clean energy production and deploy those methods globally so that we can continue to enjoy affordable and reliable energy, the mainstay of a successful world economy.

Until recently, the four major forces driving the Energy Industry have been Growth, Globalization, Environmentalism, and Deregulation (also referred to as Privatization).  However, Deregulation has begun to run its course here in the U.S., and in some cases it is being reversed, and overseas, where the playing field is often not level, Privatization opportunities are more a subset of Globalization.  Now replacing Deregulation/Privatization, as the fourth major force to drive the energy industries for the next decade or more, is Energy Security.

Growth:  Both the industrial and developing nations’ demands for fossil fuels and electricity continue to grow at high rates, exceeding double digits in many cases.  Good economic times in stable economies lead to increased expansion and energy consumption, while the third world’s efforts to attain economic stability and prosperity also demand expansion and increased consumption.  The US Energy Information Administration and the International Energy Agency both predict a 50-60% increase in global energy demand by 2025-2030.  Although world energy resources will be sufficient to meet this demand, $17 trillion in new investment will be needed to produce and deliver the energy to consumers.

Globalization:  As growing economies around the world become increasingly interconnected and interdependent, it’s not just American brand companies like ExxonMobil and international oil companies like Shell which are expanding operations globally, there are other players on the world stage.  National oil companies from India and China are competing with ExxonMobil and Shell for strategic reserves in developing regions like Kazakhstan.  Through PDVSA’s purchase of Citgo, Venezuela controls 15% of US oil refining capacity and recently the Chinese national oil company made an offer to buy a quintessential US energy company, Unocal.  And joining oil and coal as global energy commodities are natural gas and carbon.

Environmentalism:  Over the next several decades trillions of dollars will be spent expanding, integrating and retrofitting the world’s energy industries, not just to increase production and efficiency, but also to reduce the emissions of solid, liquid and gaseous byproducts and wastes released into the environment.  Globally, legislation to expand the list of regulated pollutants and to reduce the absolute amounts released continues to be proposed and debated.  Politicians’ fears that hitherto unregulated emissions from fossil fuel combustion are causing unwelcome climate change is leading to more and more government mandates to reduce emissions and to switch to cleaner burning fuels and clean and renewable energy generation technologies.

Energy Security:  Attaining global energy security, defined as decreasing the risks of energy supply disruptions and price spikes due to geo-political, geo-physical, metenhanced oil recoveryological or climatological events, will be difficult as expanding national interests collide and cause instability.  Attaining energy security in the U.S. will take decades, and will require lessening our dependence on foreign oil, diversifying our energy sources, conserving, and delicately balancing our international relations.  Unfortunately, conservation, the easiest and most cost-effective way to combat energy insecurity, can gain no political traction in the U.S., and we are currently falling into the same trap with natural gas as we did with oil, with numerous new terminals being planned on our vulnerable coasts to import LNG supplies from unstable foreign sources.  However, the U.S. has a better chance of true energy security than most countries due to our technology leadership and abundant untapped energy resources.

Enhanced Oil and Gas Recovery:  Enhanced oil and gas recovery are key elements in any petroleum producing country’s plan to attain Energy Security.  Most oil is left in the ground when an oil field is depleted by conventional means, and there are a number of proved techniques to improve oil recovery.  Worldwide, several million barrels of oil per day (bopd) are being produced from various enhanced oil recovery projects, and estimates of oil left behind in U.S. oil reservoirs that can be recovered using proven enhanced oil recovery technologies range from 60 to over 120 billion barrels.

In light of the current climate change debate, a key method to enhance production is to flood old reservoirs with CO² to flush out more oil and gas, a 50-year-old proved technology.  Because injected CO² can remain trapped in the geologic formations, both enhanced oil recovery in old oilfields and enhanced gas recovery in old CBM fields are Carbon Sequestration strategies as well as Energy Security strategies and USD believes enhanced oil and gas recovery with CO² will see explosive worldwide growth in the coming decades.

Employees

We currently employ two management level employees.  The Company plans on developing a qualified management team with experience in oil and gas exploration and enhanced recovery methods.  The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Government Regulation

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the Company.

Many aspects of gathering, processing, marketing and transporting of natural gas are subject to federal, state and local laws and regulations which can have a significant impact upon overall operations. Both transportation and storage of natural gas by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. The construction and operation of gathering lines, plants and other facilities are subject to environmental laws and regulations that could affect our financial position or results of operations.

Currently, governmental regulations do not materially restrict the exploration and development of oil and natural gas wells in Texas.  However, the legal and regulatory framework that pertains to the Texas oil and gas industry may change.  Uncertainty and new regulations could increase our costs of doing business and prevent us from becoming profitable.

The Texas Railroad Commission has enacted rules and regulations relating to plugging, abandonment, removal, disposal and restoration obligations that relate to oil and gas exploration.

Competition

The oil and natural gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and natural gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.  The nature of competition in the exploitation of older oil wells is that is made up of many smaller companies, so there are no real principal competitors.  Once oil production starts declining in a mature oil-producing region such as Texas, the easily extractable oil has been extracted, and it requires an increasing amount of work to extract the remaining oil. Wells that once required no pumping because high reservoir pressure forced the oil out ultimately require pumping as the reservoir pressure declines. Over time, the wells pump less and less oil. A substantial increase in the price of oil will have little effect on the declining production trend unless there are previously undeveloped oil fields to exploit. The U.S. now has approximately 500,000 low-production stripper wells (wells that produce less than 10 barrels/day) with an average production rate of approximately 2 barrels per day.  These wells account for over 18% of U.S. oil production. Tiny natural gas wells provide about 10% of U.S. gas supply. Moving a little further up on the size scale, the latest EIA numbers show that about 50% of U.S. oil supply originates from wells producing less than 100 barrels per day.

Item 1A.  RISK FACTORS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

We may require additional funds to operate in accordance with our business plan

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

-We are highly dependent on Trisha Malone, our Director and CEO.  The loss of Ms. Malone, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan

We are largely dependent on Trisha Malone, our Director and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Ms. Malone. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Oil and gas exploration involves a high degree of risk, and as a result, we may never become commercially viable

Oil and gas exploration involves a high degree of risk.  The projects in which USD Energy acquires an ownership interest may not contain commercial quantities of oil and gas.  Hazards such as unusual or unexpected formations and other conditions are involved.  Applicable projects may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which it cannot insure or against which it may elect not to insure.  Such events could result in substantial damage to oil and gas wells, producing facilities and other property and/or result in personal injury.

Depending  upon  the  significance  of the particular project when compared with our  total  holdings,  any such liability could have a material adverse  effect  upon  our  business  operations

Volatility  of  oil and gas prices and markets could make it difficult for us to obtain  and  sustain  profitability and less likely investors in USD Energy common  stock  will  receive  a  return  on  their  investment.

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

1.

the  extent  of  domestic  production;

2.

the  level  of  imports  of  foreign  oil  and  gas;

3.

the  general  level  of  market  demand  on  a  regional, national, and worldwide basis;

4.

domestic  and  foreign  economic  conditions  that determine levels of  industrial  production; political  events  in  foreign  oil-producing  regions;  and

5.

variations  in governmental regulations and tax laws or the imposition of new governmental  requirements  upon  the  oil  and gas industry.

Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors.

If  capital  is  not  available  to  us to expand our business operations,  we  will  not  be able to pursue our business plan

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

There is a high degree of risk that unproved oil and gas properties will not turn out to be commercially viable

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

We must incur the costs of environmental and other government regulation, which costs may significantly burden USD Energy

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

Since  our  Directors  and  Officers  have  no  previous oil and gas experience, investors cannot rely on our Officers and Directors as being experts in the area of  oil  and  gas  exploration  and  production  which  is  our  business focus

Our Officers and Directors have no previous oil and gas experience.  All business decisions made by them regarding oil and gas exploration and production will be in reliance on the advice of others due to this lack of experience.  If reliable advice is not available, it is unlikely our business will succeed.

Risks Relating to Our Common Stock

 Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock has recently been approved for quotation on the over the counter bulletin board.  However, it is thinly traded and the market is volatile and may be subject to penny stock rules. Our common stock is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Directors and Executive Officers beneficially own a substantial amount of our common stock

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

We do not expect to pay dividends for the foreseeable future

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 2.  PROPERTIES

The Company’s properties are limited at the present time to its offices in San Diego, California.  The Company considers its existing facilities to be adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter Bulletin Board under the symbol "UEGY." The over the counter Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The over the counter Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

There has been no trading of our common stock since our quotation on the bulletin board has been allowed by FINRA, so historical high and low bid prices per share of our common stock are not available.

Holders

As of December 31, 2009, there were 1,053,900 shares of common stock outstanding held by approximately 36 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer would make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Unregistered Sales of Securities

The following securities were sold by the registrant during the past two fiscal years that were not registered under the Securities Act:

1.

On June 27, 2008, 20,000 shares of common stock (pre-split) were issued to Officer and Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933.

2.

In February 2009, 15,130 shares of common stock (pre-split) were sold to investors pursuant to Regulation D, Rule 504 offering registered in the State of Illinois as a Small Corporate Offering. The shares were also offered to investors in California, pursuant to Section 25102(n) of the California Corporations Code and to investors in New York, pursuant to a Form 11 on file with the New York Department of Law.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS

The Company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The Company is a development stage company with a plan of operations as set forth below:

PLAN OF OPERATIONS

Building a reserve base of oil and natural gas has been done often by others in the past.  However, there are many pitfalls to avoid, many advances in technology to keep up with, and many producing properties which appear to be good acquisition targets but will be avoided due to geologic uncertainty and/or hidden environmental, title or contractual liabilities discovered only through due diligence.

Oil and Natural Gas Reserves:  Most oil and natural gas reserves are produced in phases.  In the case of oil, during the primary recovery phase the initial reservoir pressure pushes the oil out, or the oil is pumped out, usually resulting in a recovery of about 10% to 15% of the original oil in place.  Techniques to increase the primary recovery factor include infill drilling between depleted wells, horizontal drilling, and stimulating the reservoir by fracturing it to permit oil to flow.  Secondary recovery phase techniques include re-injecting gas into a gas cap to maintain reservoir pressure, or most commonly   to sweep oil out, resulting in incremental recoveries of 15% to 30% of original oil in place.  In the tertiary, or enhanced recovery phase, techniques which can bring total recovery to as high as 70% of original oil in place include chemical flooding, miscible flooding with CO² or natural gas, and steam flooding.

Some important qualifications to the above are:  Oil production almost always has natural gas production “associated” with it, even very late in the life of the oilfield due to the liberating effect of de-pressurization when oil is brought up from great depths;  steam flooding is usually performed on shallow, “heavier” oils, and CO² flooding is conducted on deeper, “lighter” (higher API gravity) oils;  the secondary recovery phase can be skipped in some reservoirs and tertiary recovery operations begun as soon as primary energy in the reservoir depletes;  and each oilfield varies as to the degree of “unitization,” from fields which are owned and operated in their entirety by single entities who can conduct secondary and tertiary operations at will, to highly fractionated properties with many competing mineral, surface and small leasehold interests where the lack of unitization precludes full scale production enhancement.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months.

Personnel Plan

Other than the building of our management team, we do not expect any material changes in the number of employees over the next 12 month period.  We will outsource contract employment as needed.

General Administration

We anticipate spending approximately $100,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Our principal capital resources have been through the subscription and issuance of common stock, although we have also used advances from related parties.

Critical Accounting Estimates and Policies

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes as prescribed under FASB ASC topic 740 "Income Taxes".  Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities.

Earnings (Loss) Per Share

Earnings Per Share (EPS) is determined in accordance with FASB ASC topic 260 “Earnings Per Share”.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

              FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A(T)  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

In order to satisfy its responsibilities, management has instituted a procedure, whereby financial statements are prepared by the Chief Executive Officer, distributed to the Board of Directors for review and comment.  The financial statements are then presented to the company’s independent accountant for an independent review prior to the filing and disclosure of any financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to improve the internal procedures.

Item 9B.  OTHER INFORMATION

On July 14, 2009, the Company effected a 30-1 forward split of its common share capital.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Trisha Malone	35	CEO, Director
Bethany Tebbe	31	COO

Trisha Malone.  Trisha Malone has acted as director and Chief Executive Officer of the company since inception.  She has more than 17 years of experience working for high-technology companies.  From 2000-2004 Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company.  After Xsilogy’s acquisition by SYS Technologies, Inc., an AMEX traded government contractor, Ms. Malone continued on as a division Controller until 2006.  In 2006 Ms. Malone joined Satellite Security Corporation, a bulletin board traded company, as Corporate Controller.   Ms. Malone is presently consulting for several companies including Lenco Mobile Inc., a Pink Sheet company, and several private companies.   Ms. Malone currently acts as Secretary in a non executive position for Lenco Mobile, Inc., a company engaging in the ownership and operation of mobile telephone and Internet advertising platforms. Ms. Malone graduated from Grossmont College where she majored in business management and accounting.   She has also pursued extended studies in corporate law, benefits administration, and human resources.

Bethany Tebbe.  Bethany Tebbe has been Chief Operating Officer of the Company since October 31, 2008.  Since December 2007, she has been self employed as an accounting consultant.  From December 2004 through November 2007 she served as Business Manager for Paramount Fire, a fire prevention sprinkler company.  From December 2002 through December 2004 she was a self employed accounting consultant.

Ms. Malone and Ms. Tebbe are related to each other as sisters.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Trisha Malone, CEO	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
Bethany Tebbe, , COO	2008 2009	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0

The Company has not entered into employment contracts with its Executive Officers.  There are no outstanding equity awards or options to Officers issued or outstanding.

DIRECTOR COMPENSATION

The following table provides information concerning the compensation of the Directors of the Company for the past fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Trisha Malone	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to Directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution. Our Board met 1 time during the past fiscal year.

All incumbent Directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

Audit Committee

The Company does not have a standing audit committee, pursuant to section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The entire one member Board of Directors serves the function of the audit committee.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                AND RELATED STOCKHOLDER MATTERS

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each Executive Officer, Director and nominee, and by all Directors and Executive Officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Trisha Malone, 10409 Strathmore Drive, Santee, CA Beverly Hills, CA 90210	600,000	56.93%

Common Stock	Bethany Tebbe, 10409 Strathmore Drive, Santee, CA	0	0%

Common Stock	Shares of Directors and Executive Officers as a group (2 persons)	600,000	56.93%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                INDEPENDENCE

 On June 27, 2008, 20,000 (pre-split) shares of common stock were issued to Officer and Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee.  The audit committee’s function is performed by the full board of directors.  The board of directors verified the following with respect to our independent accountants:

1

The accountant is and has been in good standing within the jurisdiction of its practice.

2

The accountant is a member in good standing of the Public Company Accounting Oversight Board (PCAOB).

3

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any Officer, Director or principal shareholder.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $4,000 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

b)

The following exhibits are filed as part of this Registration Statement:

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

USD Energy Corp.

We have audited the accompanying balance sheet of USD Energy Corp., an exploration stage company, as of December 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from June 27, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USD Energy Corp. as of December 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the  period from June 27, 2008 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations and has no sources of revenue that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

     Gruber & Company, LLC

     Lake Saint Louis, Missouri

     April 14, 2010

USD Energy Corp (An Exploration Stage Company) Balance Sheet
	December 31, 2009	December 31, 2008

ASSETS
Cash	$ --	$ --

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Liabilities
Notes payable	32,110	--
Accrued interest	1,640	--
Due to related parties	5,000	5,000
Total Liabilities	38,750	5,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 1,053,900 and 600,000 shares
issued and outstanding at December 31, 2009 and December 31, 2008 respectively	1,054	600
Paid in capital	14,096	(580)
Deficit accumulated during development stage	(53,900)	(5,020)
Total Stockholders Equity (Deficit)	(38,750)	(5,000)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ --	$ --

See notes to financial statements

USD Energy Corp. (An Exploration Stage Company) Statement of Operations
	For the three months ended December 31, 2009	For the twelve months ended December 31, 2009	From June 27, 2008 (Inception) to December 31, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	--	--	20
Legal and accounting	7,200	47,240	52,240
Total expenses	7,200	47,240	52,240

Ordinary income (loss)	(7,200)	(47,240)	(52,240)

Interest income (expense)	(713)	(1,640)	(1,640)

Net income (loss)	$ (7,913)	$ (48,880)	$ (53,900)

Loss per share	$ (0.01)	$ (0.05)	$ (0.06)

Weighted average common shares	1,053,900	986,748	885,267

See notes to financial statements

USD Energy Corp. (An Exploration Stage Company) Statement of Cash Flows

	For the three months ended December 31, 2009	For the twelve months ended December 31, 2009	From June 27, 2008 (inception) to December 31, 2009

Net Loss	$ (7,913)	$ (48,880)	$ (53,900)

Total cash used in operations

Cash from financing activities

Stock offering	-	15,130	15,130
Notes payable	7,200	32,110	32,110
Accrued interest	713	1,640	1,640
Loans from related parties	--	--	5,020

Total cash from financing activities	7,913	48,880	53,900

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

USD Energy Corp. (An Exploration Stage Company) Statement of Stockholders Equity (Deficit) For the period from June 27, 2008 (inception) to December 31, 2009

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders Equity Deficit

Beginning balance	-	-	-	-	-

Stocks issued	600,000	600	(580)		20
Net loss December 31, 2008				(5,020)	(5,020)

Balance at December 31, 2008	600,000	600	(580)	(5,020)	(5,000)

Stocks issued for cash February 2009	453,900	454	14,676		15,130
Gift of intangible asset			5,000		5,000
Net loss December 31, 2009				(48,880)	(48,880)

Balance at December 31, 2009	1,053,900	1,054	14,096	(53,900)	(38,750)

See notes to financial statements

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through December 31, 2009

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to December 31, 2009.

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at December 31, 2009 and for the period June 27, 2008 (inception) through December 31, 2009  have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $53,900 through December 31, 2009.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4:  DEBT

On February 7, 2009 the Company entered into a Convertible Note with an unrelated third party to borrow up to $25,000 for operating expenses with interest payable at 10% per annum.  The Note matures on February 7, 2010 and unpaid principal and interest may be converted at any time at the holder’s option into shares of the Company’s stock at the market closing price on the day prior to conversion.   On November 30, 2009 the Note was increased to allow for borrowing of up to $50,000 and the maturity date was extended to June 30, 2010.

During the year ended December 31, 2009 the third party paid $32,110 on the company’s behalf for legal and accounting fees.   Accrued interest on this note for the year ended December 31, 2009 was $1,640.

NOTE 5:  RELATED PARTY TRANSACTIONS

1.

On June 27, 2008, 20,000 shares of common stock (pre-split, 600,000 shares post-split) were issued to Officer/Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the Company’s business plan.

2.

During the period ended December 31, 2008 Ms. Malone paid $5,000 on the Company’s behalf for legal fees.  This was recorded as an interest free loan by the related party. The loan is due to Ms. Malone upon receipt of funds from a stock offering or other fundraising.

NOTE 6:  STOCK OFFERING

In February 2009, 15,130 (pre-split, 453,900 shares post-split) shares of common stock were offered to investors pursuant to the Company’s Regulation D, Rule 504 small corporate offering registered in the state of Illinois and to qualified purchasers in California.

NOTE 7: STOCK SPLIT

On July 14, 2009, the Company effected a 1 for 30 forward split of its common share capital.

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of December 31, 2009. The Company has evaluated subsequent events through the time the December 31, 2009, Form 10-K was filed with the Securities and Exchange Commission. No events have occurred subsequent to December 31, 2009 that require disclosure or recognition in these financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-K for the year ended December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the December 31, 2009 Form 10K and has found no events that require disclosure or recognition in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010	USD ENERGY CORP.
/s/ Trisha Malone_______ Trisha Malone Chief Executive Officer

28