Form 10-Q
period 2010-03-31
USD ENERGY CORP.
filed 2010-05-14
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of March 31, 2010, the issuer had   1,053,900  shares of common  stock outstanding.

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

USD Energy
(An Exploration Stage Company)
Balance Sheet

March 31, 2010
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Notes payable	39,310
Accrued Interest	2,514
Due related parties	5,000
Total Liabilities	46,824

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 1,053900 shares issued and outstanding	1,054
Paid in capital	14,096
Deficit accumulated during development stage	(61,974)
Total Stockholders Equity (Deficit)	(46,824)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

USD Energy Corp. (An Exploration Stage Company) Statement of Operations

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Income	$ -	$ -

Operating expenses
General and administrative	-	20
Legal and accounting	7,200	59,440
Total expenses	7,200	59,460

Ordinary income (loss)	(7,200)	(59,460)

Interest Income (expense)	(874)	(2,514)
Net income (loss)	$ (8,074)	$ (61,974)

Loss per share	$ (0.01)	$ (0.07)

Weighted average common shares	1,053,900	883,070

See Accompanying Notes to Financial Statements

USD ENERGY CORP. (An Exploration Stage Company) Statement of Cash Flows

	For the three months ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2010

Net Loss	$ (8,074)	$ (61,974)

Total cash used in operations

Cash from financing activities

Stock offering		15,130
Notes payable	7,200	39,310
Accrued Interest	874	2,514
Loans from related parties	--	5,000

Total cash from financing activities	8,074	61,974

INCREASE (DECREASE) IN CASH	-	-

BEGINNING CASH	-	-

ENDING CASH	$ -	$ -

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through March 31, 2010

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to March 31, 2010.

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at March 31, 2010 and for the period June 27, 2008 (inception) through March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $61,974 through March 31, 2010.  In addition, the Company has not generated any revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4:  DEBT

On February 7, 2009 the Company entered into a Convertible Note with an unrelated third party to borrow up to $25,000 for operating expenses with interest payable at 10% per annum.  The Note matures on February 7, 2010 and unpaid principal and interest may be converted at any time at the holder’s option into shares of the Company’s stock at the market closing price on the day prior to conversion.  On February 5, 2010 the note was extended for one year and the limit increased to $50,000.

During the three months ended March 31, 2010 the third party paid $39,310 on the Company’s behalf for legal and accounting fees.   Accrued interest on this note at March 31, 2010 was $2,514.

NOTE 5:  RELATED PARTY TRANSACTIONS

On June 27, 2008, 20,000 shares of common stock (pre split) were issued to Officer/Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the Company’s business plan.

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

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of March 31, 2010. The Company has evaluated subsequent events through the time the March 31, 2010, Form 10-Q was filed with the Securities and Exchange Commission on October 2, 2009, which is the date the Financial Statements were issued. No events have occurred subsequent to March 31, 2010 that require disclosure or recognition in these financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-Q for the quarter ended March 31, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9 : SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the March 31, 2010 Form 10Q was filed with the Securities and Exchange Commission, which is the date the financial statements were issued.  The following events occurred subsequent to March 31, 2010 that require disclosure or recognition in these financial statements.

On April 23, 2010 the Company's securities became eligible for deposit at the Depository Trust Company (DTC). The DTC provides clearing, settlement and information services for equity securities, corporate and municipal bonds, government and mortgage backed securities, money market instruments and over-the-counter derivatives for over 3.5 million securities issuers from the United States and 110 other countries and territories.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-12G/A for the period ended December 31, 2008, as amended, and the Company’s report on the Form 10-K for the period ended December 31, 2009 both filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2010, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2010.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2010, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Risks Relating to Our Common Stock

There is currently no market for our common stock and one may never develop.  Therefore, investor’s holdings in our common stock may be illiquid

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by USD Energy Corp. within the past three years and were not registered under the Securities Act:

In June 2008, 20,000 shares of common stock (pre-split, 600,000 shares post 1 for 30 forward stock split) were issued to Officer and Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933.

In February 2009, 15,130 shares of common stock (pre-split, 453,900 shares post 1 for 30 forward stock split) were offered to investors pursuant to the Company’s Regulation D, Rule 504 small corporate offering registered in the state of Illinois and to qualified purchasers in California.

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

April 23, 2010

8.01 Other Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010	USD ENERGY CORP.

By: Trisha Malone Trisha Malone Chief Executive Officer and Director