Form 10-Q
period 2010-06-30
USD ENERGY CORP.
filed 2010-08-16
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File Number: 000-53558

       USD ENERGY CORP.

(Name of small business issuer specified in its charter)

Nevada	80-0214005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9880 N. Magnolia Ave. #176
Santee, California	92071
(Zip Code)

(619) 717-8047 (Registrant’s telephone number, including area code)

                              3328 Granada Avenue, San Diego, CA  92104

(Former, name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.

See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

As of June 30, 2010, the issuer had   1,053,900  shares of common  stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☐

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Reports on Form 10 and 10-K, as amended, previously filed with the Commission.

USD Energy
(An Exploration Stage Company)
Balance Sheet

June 30, 2010
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Notes payable	41,810
Accrued interest	3,502
Due to related parties	5,000
Total Liabilities	50,312

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 1,053,900 shares issued and outstanding	1,054
Paid in capital	14,096
Deficit accumulated during development stage	(65,462)
Total Stockholders Equity (Deficit)	(50,312)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

The Accompanying Notes Are an Integral Part of These Financial Statements

USD Energy
(An Exploration Stage Company)
Statement of Operations
	For the three months ended June 30, 2010	For the six months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2010

Income	$ -	$ -	$ -

Operating expenses
General and administrative	-	-	20
Legal and accounting	2,500	9,700	61,940
Total expenses	2,500	9,700	61,960

Ordinary income (loss)	(2,500)	(9,700)	(61,960)

Interest income (expense)	(988)	(1,862)	(3,502)

Net income (loss)	$ (3,488)	$ (11,562)	$ (65,462)

Loss per share	$ (0.00)	$ (0.01)	$ (0.07)

Weighted average common shares	1,053,900	1,053,900	883,070

The Accompanying Notes Are an Integral Part of These Financial Statements

USD ENERGY CORP.
(An Exploration Stage Company)
Statements of Cash Flows
	For the three months ended June 30, 2010	From June 27, 2008 (Inception) to June 30, 2010

Net Loss	$ (3,488)	$ (65,462)

Total cash used in operations

Cash from financing activities

Stock offering	--	15,150
Notes payable	2,500	41,810
Accrued interest	988	3,502
Loans from related parties	--	5,000

Total cash from financing activities	3,488	65,462

INCREASE (DECREASE) IN CASH	--	--

BEGINNING CASH	--	--

ENDING CASH	$ --	$ --

USD Energy Corp.

(An Exploration Stage Company)

Notes to Financial Statements

For the period June 27, 2008 (Inception) through June 30, 2010

NOTE 1:   ORGANIZATION

USD Energy Corp. was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to June 30, 2010.

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

NOTE 2:   CONTINUED EXISTENCE

The Company’s financial statements at June 30, 2010 and for the period June 27, 2008 (inception) through June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $65,462 through June 30, 2010.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4:  DEBT

On February 7, 2009 the Company entered into a Convertible Note with an unrelated third party to borrow up to $25,000 for operating expenses with interest payable at 10% per annum.  The Note matured on February 7, 2010 and unpaid principal and interest may be converted at any time at the holder’s option into shares of the Company’s stock at the market closing price on the day prior to conversion.  On February 5, 2010 the note was extended for one year and the limit increased to $50,000 and the price was set at $.0225 per share.

During the three months ended June 30, 2010 the third party paid $2,500 on the Company’s behalf for legal and accounting fees.   At June 30, 2010 the principal balance due on this note was $41,810, accrued interest on this note at June 30, 2010 was $3,502.

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

NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 before the quarter ended June 30, 2010. The Company has evaluated subsequent events through the date that the June 30, 2010, Form 10-Q was filed with the Securities and Exchange Commission.  Note 9: Subsequent Events describes all events which occurred subsequent to June 30, 2010 that require disclosure or recognition in these financial statements.

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

This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-Q for the quarter ended June 30, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9:  SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the June 30, 2010 Form 10Q was filed with the Securities and Exchange Commission, which is the date the financial statements were issued.  The following events occurred subsequent to June 30, 2010 that require disclosure or recognition in these financial statements.

On July 6, 2010 the Company’s Board of Directors adopted a Code of Ethics, a copy of which was filed as an Exhibit to the form 8-K filed on July 9, 2010.

On July 27, 2010 the Company’s Board of Directors approved the conversion of $45,312 in outstanding principal and interest at June 30, 2010 on the note payable dated February 7, 2009 as amended on February 5, 2010 into 2,013,867 shares of Common Stock.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-12G/A for the period ended December 31, 2008, as amended, and the Company’s report on the Form 10-K for the period ended December 31, 2009, both filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

During the next twelve months, we plan to satisfy our cash requirements by this offering and by additional funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy our cash requirements.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2010, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2010.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended June 30, 2010, the Company had no revenue.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4:  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 4T:  Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

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

Item 1A:  Risk Factors

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3:   Defaults Upon Senior Securities

None

Item 5:   Other Information

None

Item 6:   Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Trisha Malone

     Trisha Malone

     Chief Executive Officer, Chief Financial Officer and Director

Date: August 16, 2010