Form 10-Q
period 2010-09-30
USD ENERGY CORP.
filed 2010-11-22
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to

Commission file number: 000-53558

USD ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0214005
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9880 N. Magnolia Ave. #176 Santee, CA 92071
(Address of principal executive offices)

(619) 717-8047
(Registrant’s telephone number, including area code)

(Former, name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of November 8, 2010, the issuer had 3,067,767 shares of common stock (“Common Stock”) outstanding.

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s annual report on Form 10-K, as amended, previously filed with the Commission.

USD Energy
(An Exploration Stage Company)
Balance Sheet

	September 30, 2010 Unaudited	December 31, 2009 Audited
ASSETS

Cash	$—	$—

TOTAL ASSETS	—	—

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Liabilities
Notes payable	5,500	—
Accrued interest	338	—
Due to related parties	5,000	5,000
Total Liabilities	10,838	5,000

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 3,067,767 shares and 600,000 shares issued and outstanding respectively	3,068	600
Paid in capital	57,394	(580)
Deficit accumulated during development stage	(71,300)	(5,020)
Total Stockholders Equity (Deficit)	(10,838)	(5,000)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$—	$—

See notes to financial statements

USD Energy
(An Exploration Stage Company)
Unaudited Statements of Operations

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	From June 27, 2008 (Inception) to September 30, 2010

Income	$—	$—	$—	$—	$—

Operating expenses
General and administrative	—	—	—	—	20
Legal and accounting	5,500	5,600	15,200	40,040	67,440
Total expenses	5,500	5,600	15,200	40,040	67,460

Ordinary income (loss)	(5,500)	(5,600)	(15,200)	(40,040)	(67,460)

Interest income (expense)	(338)	(926)	(2,201)	(926)	(3,840)

Net income (loss)	$(5,838)	$(6,526)	$(17,401)	$(40,966)	$(71,300)

Loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$(0.07)

Weighted average common shares	2,498,631	1,053,900	1,540,769	964,118	1,081,832

See notes to financial statements

USD Energy
(An Exploration Stage Company)
Unaudited Statements of Cash Flows

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	From June 27, 2008 (Inception) to September 30, 2010

Net Loss	$(17,401)	$(40,966)	$(71,300)

Total cash used in operations

Cash from financing activities

Stock offering	—	15,130	60,462
Notes payable	15,200	24,910	5,500
Accrued interest	2,201	926	338
Loans from related parties	—	—	5,000

Total cash from financing activities	17,401	40,966	71,300

INCREASE (DECREASE) IN CASH	—	—	—

BEGINNING CASH	—	—	—

ENDING CASH	$—	$—	$—

See notes to financial statements

USD Energy Corp.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
For the period June 27, 2008 (Inception) through September 30, 2010

NOTE 1:                      ORGANIZATION

USD Energy Corp. (the “Company,” “USD Energy” or “we”)  was incorporated on June 27, 2008 in the State of Nevada.  The Company has a plan of operations to engage in the business of the acquisition, exploration, development, and operation of precious metals properties.  The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from June 27, 2008 (date of inception) to September 30, 2010.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

NOTE 2:                      CONTINUED EXISTENCE

The Company’s financial statements at September 30, 2010 and for the period June 27, 2008 (inception) through September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $71,300 through September 30, 2010.  In addition, the Company has not generated any revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company may not be able to obtain additional funds that it may require.  The Company does not presently have adequate cash from operations or financing activities to meet its long-term needs.  The Company does not currently have any established third-party bank credit arrangements.  The Company will seek additional funds through equity or debt financings, if available on terms and schedules acceptable to the Company.   If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development programs.

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

Mining Properties and Equipment

The Company will follow the successful efforts method of accounting.  All developmental costs will be capitalized.  The Company is predominately engaged in the acquisition and development of proved reserves as opposed to exploration activities.  Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved reserves. Repairs and maintenance will be expensed, while renewals and betterments will be generally capitalized.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

NOTE 4:                      DEBT

On February 7, 2009, the Company issued a Convertible Note (the “Note”) to Suprafin, Ltd. in exchange for Suprafin’s agreement to lend the Company up to $25,000 for operating expenses.  The Note bears an interest rate of 10.0% per annum and initially provided for payment in full on February 7, 2010.  Unpaid principal and interest under the Note were convertible at any time at the holder’s option into shares of the Company’s Common Stock at the market closing price on the day prior to conversion.  On February 5, 2010, the Note was amended to extend the maturity date to February 7, 2011, to increase the amount the Company may borrow to up to $50,000, and to set the conversion price at $.0225 per share.

On July 27, 2010, Suprafin elected to convert the  $45,312  of then outstanding principal and interest under the Note into 2,013,867 shares of the Company’s Common Stock.

During the three months ended September 30, 2010, Suprafin paid $5,500 on the Company’s behalf for legal and accounting fees, and the Company treated such payment as funds borrowed under the Note.

At September 30, 2010, the principal balance due on the Note was $5,500, and accrued interest on the Note at September 30, 2010 was $338.

NOTE 5:                      RELATED PARTY TRANSACTIONS

On June 27, 2008, 20,000 shares of common stock (pre split) were issued to Officer/Director Trisha Malone, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for setup costs and the Company’s business plan.

During the period ended December 31, 2008, Ms. Malone paid $5,000 on the Company’s behalf for legal fees.  This was recorded as an interest free loan due to a related party. The loan is due to Ms. Malone upon receipt of funds from a stock offering or other fundraising.  The balance due on this loan at September 30, 2010 is $5,000.

Ms. Malone is the Corporate Secretary of Suprafin, Ltd., the entity that was issued the Note on February 7, 2009.

NOTE 6:                      STOCK OFFERING

In February 2009, 15,130 shares of common stock were sold to investors in a transaction not involving a public offering, pursuant to an exemption from registration under the Securities Act.

NOTE 7:                      STOCK SPLIT

On July 14, 2009, the Company effected a 1 for 30 forward split of its Common Stock.

NOTE 8:                      NEW ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. SFAS 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of SFAS 165 before the quarter ended September 30, 2010. The Company has evaluated subsequent events through the date that this quarterly report on Form 10-Q for the quarter ended September 30, 2010 was filed with the Commission.  Note 9: Subsequent Events describes all events which occurred subsequent to September 30, 2010 that require disclosure or recognition in these financial statements.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this quarterly report on Form 10-Q for the quarter ended September 30, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 9:                      SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this quarterly report on Form 10-Q for the quarter ended September 30, 2010 was filed with the Commission, which is the date the financial statements were issued.  The following events occurred subsequent to September 30, 2010 and require disclosure or recognition in these financial statements.

On October 25, 2010, USD Energy entered into an Acquisition Agreement (the “Acquisition Agreement”) with Santa Teresa Minerals, S.A., a corporation organized under the laws of Chile (“Santa Teresa Minerals”) and its shareholders, Juan Carlos Camus Villegas, Don Felipe Ignacio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez (collectively, the “Santa Teresa Shareholders”).

Santa Teresa Minerals is a production stage mining company that engages in the acquisition, exploration, development, and operation of precious metals properties in Chile.  Santa Teresa Minerals owns one producing gold mine, and certain mining rights in four mineral exploration properties.  It also owns 60% of Sociedad Sulfatos Chile, S.A., a copper sulfate project, and 60% of a proprietary mineral extraction technology using a patented electrolysis method of electro-mining.

Pursuant to the Acquisition Agreement, we agreed to issue an aggregate of 47,000,000 shares of our Common Stock to the Santa Teresa Shareholders in exchange for 100% of the 15,000 issued and outstanding capital shares of Santa Teresa Minerals (the “Acquisition”). The Acquisition Agreement contains customary representations, warranties, covenants and indemnification provisions.

Concurrent with the execution of the Acquisition Agreement, certain of our shareholders, Thomas Ronk, Fidelity Trust (Switzerland AG), Angelique de Maison and Kensington Leasing, Ltd. (collectively, the “USD Shareholders”) and the Santa Teresa Shareholders entered into a Stock Repurchase Agreement, whereby, in exchange for 21,500,000 of the 47,000,000 shares of our Common Stock to be issued in the Acquisition, the USD Shareholders jointly and severally agreed to pay directly or reimburse the Company for all costs incurred in association with the Acquisition, provide the Company additional working capital of up to $1 million, and pay directly or reimburse the Company for all costs associated with any additional financing as needed to facilitate the reorganization of the Company.

Trisha Malone, who is Chief Executive Officer, the sole director and the majority shareholder of the Company, is also the Chief Financial Officer of Kensington Leasing, Inc., one of the USD Shareholders.

Concurrent with the execution of the Acquisition Agreement, we also entered into a Convertible Debt Agreement, whereby we assumed all existing debt of Santa Teresa Minerals, consisting of $1,087,000 owed to Juan Carlos Camus Villegas, a Santa Teresa Shareholder, and agreed to grant Mr. Villegas a convertible promissory note (the “Villegas Note”) for the amount of such debt.

The Villegas Note will bear no interest and is payable in full, unless earlier converted, on November 1, 2012.  Mr. Villegas may declare the Villegas Note immediately due and payable in the event of any material breach of the Villegas Note that remains uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets.  The Villegas Note is convertible during a period of 18 months following the closing of the Acquisition into (a) Common Stock at the conversion price of $0.01 per share of Common Stock, subject to certain adjustments in the event of merger, recapitalization or future capital stock issuances, or (b) in the event the Company issues any capital stock other than Common Stock, such new class or series of capital stock at a per share price equal to the lowest per share price at which such shares of new capital stock are issued.  Such conversion right is limited so that Mr. Villegas may not convert the Villegas Note to the extent such conversion would result in the Santa Teresa Shareholders collectively holding, in the aggregate, more than 51% of the outstanding Common Stock of the Company.

Concurrent with the execution of the Acquisition Agreement, the USD Shareholders and the Santa Teresa Shareholders entered into a Shareholders Agreement, which grants the Santa Teresa Shareholders “drag along rights” to require the USD Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Shareholders, and the USD Principal Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Shareholders, except such a sale to any affiliates of the selling shareholder.

The parties will consummate the transaction as soon as possible after the required conditions have been met and an audit of Santa Teresa Minerals’ financial statements for the years ended December 31, 2008 and 2009 has been completed.

Item 2:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on the Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  For a more detailed discussion of risks and uncertainties, see the Company’s filings made with the Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

Financial information for comparative periods of 2009 and 2010 has not been included as no significant operations have yet taken place and comparative information would not be useful.  The Company was organized in July 2008 and has not yet commenced operations.  No revenues have been generated to date and expenses have been minimal.  Expenses have primarily consisted of legal and accounting fees associated with the filing requirements of a public company.

Our historical plan of operations was to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells.  On October 25, 2010, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Santa Teresa Minerals, S.A., a corporation organized under the laws of Chile (“Santa Teresa Minerals”), and its shareholders (collectively, the “Santa Teresa Shareholders”), whereby the Company would acquire all of the issued and outstanding capital stock of Santa Teresa Minerals (the “Acquisition”). With the pending acquisition of Santa Teresa Minerals, we have modified our plan of operations to engage in the current business of Santa Teresa Minerals.

Santa Teresa Minerals engages in the acquisition, exploration, development, and operation of precious metal properties in South America.  Its gold and copper mining operations are based in Santiago, Chile.  Santa Teresa Minerals currently owns mining rights in five exploration projects: Casuto, Los Azules, Tauro Cinco/Seis, Los Chipi and Free Gold.  Mineral exploration in these five projects include gold, copper and copper sulfate.

Independent third party appraisers have estimated the gold reserves in Casuto at 3 million ounces of alluvial gold and potentially up to 7 million in additional gold reserves.  The Free Gold project is already in production and is beginning to scale its operations.  Survey results are not yet available with respect to Los Azules, Tauro Cinco/Seis and Los Chipi.

Santa Teresa Minerals also owns 60% of Sociedad Sulfatos Chile S.A., a copper sulfate production project.  Ownership in Sociedad Sulfatos includes the Anico Copper Mines, with an independent third party appraisal showing an estimated 330,000 tons of copper reserves.  Assuming the closing of the acquisition of Santa Teresa Minerals, USD Energy will begin funding the construction of a copper sulfate production facility in Chile that extracts both copper and copper sulfate from raw material either purchased in bulk or extracted from the mines.

Santa Teresa Minerals has also acquired 60% of the rights to a mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electro-mining.  Patents are either issued or pending in the following countries:  Chile, USA, China, South Africa, Canada, Australia, Brazil, and Peru.

Liquidity and Capital Resources

We do not currently anticipate that we will derive any revenues during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities and loans from our directors, officers and shareholders. During the next twelve months, we will seek to obtain additional funds through various financing sources, including possible sales of our securities. From time to time we may borrow funds from our directors, officers or current shareholders in order to cover our operational costs, as we have done since our inception.  However, we may be unsuccessful in raising additional funding, and, thus, be unable to satisfy our cash requirements.

We will need a minimum of $1,000,000 to satisfy our cash requirements for the next 12 months.  We will not be able to operate if it we do not obtain equity financing through a private offering, or contributions from our directors, officers or current shareholders.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this quarterly report on Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended September 30, 2010, included in this quarterly report on Form 10-Q.

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

Estimates

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2010.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company currently operates in a single business segment.  For the period ended September 30, 2010, the Company had no revenue.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 4:                      Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:                      Legal Proceedings

None.

Item 1A: Risk Factors

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this Item.

Item 2:                      Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by USD Energy Corp. during the quarter ended September 30, 2010 and were not registered under the Securities Act:

On July 27, 2010, Suprafin, Ltd. elected to convert the then outstanding principal and interest under that certain Convertible Note issued by the Company on February 7, 2009, as amended (the “Note”), into 2,013,867 shares of the Company’s Common Stock.  The then outstanding principal and interest under the Note was $45,312 and the conversion rate under the Note is $.0225 per share.

The shares of Common Stock were issued pursuant to the Note in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3:                      Defaults Upon Senior Securities

None

Item 4:                       (Removed and Reserved)

Item 5:                       Other Information

As disclosed under Part II, Item 2 of this quarterly report on Form 10-Q, on July 27, 2010, the Company made an unregistered sale of its equity securities pursuant to the conversion of the Note issued to Suprafin, Ltd. on February 7, 2009, as amended. Trisha Malone, our Chief Executive Officer and a member of our Board of Directors is the corporate secretary of Suprafin, Ltd.

On October 25, 2010, USD Energy entered into an Acquisition Agreement (the “Acquisition Agreement”) with Santa Teresa Minerals, S.A., a corporation organized under the laws of Chile (“Santa Teresa Minerals”) and its shareholders, Juan Carlos Camus Villegas, Don Felipe Ignacio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez (collectively, the “Santa Teresa Shareholders”).

Pursuant to the Acquisition Agreement, we agreed to issue an aggregate of 47,000,000 shares of our Common Stock to the Santa Teresa Shareholders in exchange for 100% of the 15,000 issued and outstanding capital shares of Santa Teresa Minerals (the “Acquisition”). The Acquisition Agreement contains customary representations, warranties, covenants and indemnification provisions.

Concurrent with the execution of the Acquisition Agreement, certain of our shareholders, Thomas Ronk, Fidelity Trust (Switzerland AG), Angelique de Maison and Kensington Leasing, Ltd. (collectively, the “USD Shareholders”) and the Santa Teresa Shareholders entered into a Stock Repurchase Agreement, whereby, in exchange for 21,500,000 of the 47,000,000 shares of our Common Stock to be issued in the Acquisition, the USD Shareholders jointly and severally agreed to pay directly or reimburse the Company for all costs incurred in association with the Acquisition, provide the Company additional working capital of up to $1 million, and pay directly or reimburse the Company for all costs associated with any additional financing as needed to facilitate the reorganization of the Company.

Trisha Malone, who is Chief Executive Officer, the sole director and the majority shareholder of the Company, is also the Chief Financial Officer of Kensington Leasing, Inc., one of the USD Shareholders.

Concurrent with the execution of the Acquisition Agreement, we also entered into a Convertible Debt Agreement, whereby we assumed all existing debt of Santa Teresa Minerals, consisting of $1,087,000 owed to Juan Carlos Camus Villegas, a Santa Teresa Shareholder, and agreed to grant Mr. Villegas a convertible promissory note (the “Villegas Note”) for the amount of such debt.

The Villegas Note will bear no interest and is payable in full, unless earlier converted, on November 1, 2012.  Mr. Villegas may declare the Villegas Note immediately due and payable in the event of any material breach of the Villegas Note that remains uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets.  The Villegas Note is convertible during a period of 18 months following the closing of the Acquisition into (a) Common Stock at the conversion price of $0.01 per share of Common Stock, subject to certain adjustments in the event of merger, recapitalization or future capital stock issuances, or (b) in the event the Company issues any capital stock other than Common Stock, such new class or series of capital stock at a per share price equal to the lowest per share price at which such shares of new capital stock are issued.  Such conversion right is limited so that Mr. Villegas may not convert the Villegas Note to the extent such conversion would result in the Santa Teresa Shareholders collectively holding, in the aggregate, more than 51% of the outstanding Common Stock of the Company.

Item 6:                       Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010	/s/ Trish Malone
Trisha Malone
Chief Executive Officer, Chief Financial Officer and Director