Form 10-K
period 2010-12-31
Casablanca Mining Ltd.
filed 2011-04-18
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________.

Commission File Number: 000-53558

CASABLANCA MINING LTD.
(Exact name of Registrant as Specified in its Charter)

Nevada	80-0214005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9880 North Magnolia, Suite 176, Santee, CA 92071
(Address of principal Executive Offices, including ZIP code)
619-717-8047 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.   $10,221,510

On April 13, 2011, the Registrant had 52,053,878 outstanding shares of Common Stock, $.001 par value.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Casablanca Mining Ltd., a Nevada corporation, formerly known as USD Energy Corp., and, unless the context indicates otherwise, also include our subsidiary, Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”).

“Safe Harbor” Statement

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All statements in this Annual Report, including under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact, are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events.  These statements include forward-looking statements both with respect to us, specifically, and the mining industry, in general.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements.  Such risk factors include, among others: whether the Company can successfully execute its operating plan, including mining and exploration projects; results of exploration, project development and capital costs of mineral properties; volatility of market prices for gold, copper and copper sulfate; the Company’s ability to integrate acquired companies and technology; the Company’s ability to retain key employees; general market conditions; and other factors discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate.  Please consider our forward-looking statements in light of those risks as you read this Annual Report.  Furthermore, any estimates of mineralized material are based upon estimates made by us and our consultants. Until mineralized material is actually mined and processed, it must be considered an estimate only.  Actual results may differ materially from those contained in the forward-looking statements in this press release.  The Company does not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1	BUSINESS

History

The Company was incorporated in Nevada on June 27, 2008 as “USD Energy Corp.”  Our historical plan of operations was to engage in the business of natural gas and oil production, with an emphasis on providing enhanced methods for redeveloping low risk developmental oil and gas wells.  Until December 31, 2010, we had nominal cash and other assets and nominal operations, which made us a “shell” corporation as defined under the Securities Exchange Act of 1934, as amended.

On December 31, 2010, USD Energy Corp. acquired Santa Teresa Minerals pursuant to that certain Exchange Agreement (the “Exchange Agreement”), dated December 7, 2010, among the Company, Santa Teresa Minerals, and the stockholders of Santa Teresa Minerals (collectively, the “Santa Teresa Stockholders”).  Santa Teresa Minerals was formed on July 27, 2008 as a limited liability company  organized under the laws of Chile.  Under the Exchange Agreement, we acquired all of the outstanding securities of Santa Teresa Minerals in exchange for 25,500,000 shares of our common stock and a convertible promissory note in the principal amount of $1,087,000.  We accounted for this acquisition as a purchase.  As a result of this acquisition (the “Santa Teresa Acquisition”), we ceased to be a “shell” corporation and modified our plan of operations to engage in the current business of Santa Teresa Minerals.  On February 4, 2011, we amended our Articles of Incorporation to change our name from “USD Energy Corp.” to “Casablanca Mining Ltd.”

Mining Operations

Historical Development.  We engage, through our wholly owned subsidiary, Santa Teresa Minerals, in the acquisition, exploration, development and operation of precious metal properties in Chile, South America.

Santa Teresa Minerals directly owns several mining properties in the “Casuto Project,” a gold exploration project, and also operates through a number of subsidiaries with gold, copper and copper sulfate properties in various stages of development.  These subsidiaries include entities with other mining claims in the Casuto Project (Cia Contractual Casuto, Sociedad Legal Minera 5, Sociedad Legal Minera 6, and Sociedad Contractual Minera Los Azules), a producing gold mine (Sociedad Contractual Free Gold), and a copper sulfate production project (Sulfatos Chile, S.A.).  These gold and copper mining operations are based in Quilpue, Illapel and Los Vilos, Chile.  In addition, Santa Teresa Minerals owns 60% of a company with the rights to a proprietary and patent-pending electrolysis mining technology.

In November 2008, Santa Teresa Minerals and Mario Oscar Comas San Martin, Alfredo Rovaldo Manfredi Aguirre and Carlos Manuel Ugarte Lamarid formed the mining legal society, “Compania Minera Casuto,” (also known as “Cia Contractual Casuto”) to which they contributed the mining properties, Tauro Uno 1-20, Tauro Dos 1-20, Tauro Tres, 1-20 and Tauro Quatro, 1-20 of the “Casuto Project,” a gold exploration project.  Santa Teresa Minerals  owned 55.125% of the equity interests of Cia Contractual Casuto at December 31, 2010.

In August 2009, Santa Teresa Minerals formed the mining society, “Legal Minera Tauro Cinco” (also known as “Sociedad Legal Minera 5”)  to which was contributed the gold exploration properties, Tauro Cinco 1-20 of the Casuto Project.  Santa Teresa Minerals owned a 70% equity share in Sociedad Legal Minera 5 at December 31, 2010.

In August 2009, Santa Teresa Minerals formed the mining society, “Legal Minera Tauro Seis” (also known as “Sociedad Legal Minera 6”)  to which was contributed the gold exploration properties, Tauro Seis 1-20 of the Casuto Project.  Santa Teresa Minerals owned a 70% equity share in Sociedad Legal Minera 6 at December 31, 2010.  In August 2009, Santa Teresa Minerals formed the mining legal society, “Compania Minera Los Azules,” (also known as “Sociedad Contractual Minera Los Azules”) to which was contributed the mining properties, “Los Azules Uno 1-20”, “Los Azules Dos 1-20” and “Los Azules Tres 1-20” of the Casuto Project.  Santa Teresa Minerals owned a 55.125% equity share in Sociedad Contractual Minera Los Azules at December 31, 2010.  In March 2010, Santa Teresa Minerals established mining exploration claims Chipi 1-16 of the Casuto Project by successfully completing mining exploration petitions in the Los Vilos, Chile Discovery of Mine Registry.  Santa Teresa Minerals owns 100% of these claims.

In August 2010, the “Contract Mining Company - Free Gold” (also known as “Sociedad Contractual Free Gold”) was formed as a joint venture between Santa Teresa Minerals and Mario Oscar Comas San Martin.  Santa Teresa Minerals contributed cash and mining properties owned by Santa Teresa Minerals identified in the Mine Registry of Quilpue, Chile as “Los Esteros 1-1-20,” “Los Esteros Dos-1-20,” “Los Esteros 2-1-20,” “Los Esteros 4-1-20,” “Los Esteros 5-1-20,” and Mario Oscar Comas San Martin contributed cash and mining properties identified in the Mining Registry of Quilpue, Chile as “Tauro 1-1-20,” “Tauro 2-1-13,” and Tauro 3-1-20.”  Santa Teresa Minerals owned a 60% equity interest in Free Gold at December 31, 2010.

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda. formed the Chilean corporation, “Sulfatos Chile, S.A.”  Minera Anica contributed the Anico Copper Mine and intellectual property for the production of copper sulfate and its derivatives.  Santa Teresa Minerals contributed cash and intends to provide the further financing necessary to put a copper sulfate production facility into production. Santa Teresa Minerals owned a 60% equity interest in Sulfatos Chile at December 31, 2010.

On October 21, 2010, Santa Teresa Minerals and LAC Ingeneria y Construcciones, Ltda. formed the Chilean corporation, “Fast Cooper, S.A.”  Santa Teresa Minerals contributed cash  and agreed to provide an undetermined amount of financing for Fast Cooper, and LAC Ingeneria y Construcciones, Ltda. contributed the intellectual property for its proprietary electro-mining process.  Santa Teresa Minerals owned a 60% equity interest in Fast Cooper at December 31, 2010.

On February 2, 2011, Santa Teresa Minerals, signed a Business Purchase Agreement with Mario Oscar Comas San Martin (the “Business Purchase Agreement”) to increase its equity ownership in five of its Chilean gold mining subsidiaries.  The increased ownership stakes have been recorded with the local Chiliean mining authorities.  The transactions contemplated by the Business Purchase Agreement were completed upon recording of this agreement by the Chilean mining authorities. The increased stakes are being paid for in a combination of 20,000 shares of our common stock and $200,000 cash paid in five equal monthly installments of $40,000 each, starting February 4, 2011.  Santa Teresa has made three payments under this agreement totaling $120,000 and two payments totaling $80,000 remain to be paid.

Pursuant to the Business Purchase Agreement, our equity ownership increased as follows:

●	Our equity interest in Cia Contractual Casuto, which is the owner of Tauro 1-4 mining properties of the Casuto Project, increased from 55.125% to 65.125%.

●	Our equity interest in Sociedad Contractual Free Gold, which is the owner of the Free Gold Project, increased from 50% to 99%.

●	Our equity interest in Sociedad Contractual Minera Los Azules, which is the owner of Los Azules 1-3 mining properties of the Casuto Project, increased from 55.125% to 65.125%.

●	Our equity interest in Sociedad Legal Minera Tauro 5, which is the owner of Tauro 5 mining property of the Casuto Project, increased from 70% to 85.215%.

●	Our equity interest in Sociedad Legal Minera Tauro 6, which is the owner of Tauro 6 mining property of the Casuto Project, increased from 70% to 85.215%.

Claims/Mining Properties	Location	Entity	Ownership Interest
Chipi 1 through 16	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	100.00%
Tauro Uno (1), Tauro Dos (2), Tauro Tres (3), Tauro Cuatro (4)	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	5.13%
		Cia Contractual Casuto	65.125%
Total Tauro Uno through Tauro Cuatro			70.25%

Tauro Cinco (5)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 5	85.215%
Tauro Seis (6)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 6	85.215%
Los Azules 1, Los Azules 2, Los Azules 3	Casuto Project, Los Vilos	Sociedad Contractual Minera Los Azules	65.125%
Los Esteros 1, Los Esteros 2, Los Esteros 3, Los Esteros 4, Los Esteros 5	Free Gold Project, Marga Marga, Quilpue	Sociedad Contractual Free Gold	99.00%
Anica Copper Mines	Anico Project, Illapel	Sociedad Sulfatos Chile, S.A.	60.00%

Plan of Operations.  Our current plan of operations is to perform further exploration, drilling and mapping on our various properties, as follows:

With respect to the Sociedad Contractual Free Gold, the Company plans to expand the alluvial gold operations at an estimated cost of $1.97 million within the next eight months, by increasing the existing equipment inventory and expanding the company’s alluvial processing plant.

With respect to our properties in the Casuto Project, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest.  We estimate that we will spend approximately $1.0 million on this activity in 2011.

With respect to Sulfatos Chile, we intend to construct a copper sulfate production facility that extracts copper sulfate from raw material extracted from the Anica Copper Mine or purchased in bulk at an estimated cost of $6.2 million.  The planning and permits for the facility were commenced on December 15, 2010 and we began construction on March 15, 2011.

On March 15, 2011, Santa Teresa Minerals V signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project.  We will pay for this project in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011.  The total project cost per the agreement is estimated to be $1,150,000 plus taxes.

This Engineering and Construction Agreement requires the Contractor’s professionals and employees to carry out all aspects of the project in order to design, engineer, build and deliver a “turnkey”, fully operational, solvent extraction (SX) and Crystallization (CR) plant to produce a minimum of 341 tons of feed-grade quality pentahydrated copper sulfate.  In the event that a Feed-Grade quality is not obtained, the Contractor has agreed to introduce any modification necessary to the original design at its own expense.  We anticipate that the operations will commence when construction is completed on approximately October 24, 2011, and we expect that when fully operational, operations will process up to 5,000 metric tons of raw material processing per month.

We contemplate undertaking additional research and development to build an electro-mining facility, as well as additional exploration and development costs on our properties.  We expect to use a readily available outside labor force to explore and develop our properties.

During the next twelve months, the Company plans to satisfy its cash requirements through revenues from operations, existing cash and financing commitments and additional equity financings.

Distribution

Our subsidiary, Sociedad Contractual Free Gold is warehousing the gold it produces at the present time, due to the current trend of increasing gold price.  The gold will be sold at a future time, and from time to time, as determined by management.

Employees

We currently have two management level employees who work for the Company on a part-time basis who are not compensated, not including persons employed through Santa Teresa Minerals.

Santa Teresa Minerals employs 24 full time employees.

The Company may require additional employees in the future as it expands its operations.  There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

Patents

Santa Teresa Minerals owns a 60% equity interest in Fast Cooper, S.A. which holds the rights to mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.  Patents are either issued or pending in the following countries:  Chile, USA, China, South Africa, Canada, Australia, Brazil, and Peru.  The Company owns no other patents or trademarks.

Competition

The exploration for, and the acquisition of gold and other precious metal properties, are subject to intense competition.  We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects.  Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees.  Many of the companies we compete with are larger and better capitalized than we are.  There is significant competition for the limited number of gold and precious metal acquisition and exploration opportunities.  Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties.  Our present limited funding means that our ability to compete for properties to be explored and developed is limited.  Furthermore, the availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital.  Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.  We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel.  This could result in higher turnover and greater labor costs.  We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

Our mineral exploration activities are subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters.  Mineral exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.  Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities.  Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received.  Permits for exploration and development are administered by the Chilean National Geological and Mining Service (SERNAGEOMIN).  Environmental compliance is assured via the offices of the National Environmental Committee (CONAMA).  Claim titles are recorded at the local Mining Conservator in Copiapo (Conservador de Minas).

We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs.   We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under.  There are no current orders or directions relating to us with respect to the foregoing laws and regulations.  For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations please see Item 7 --“Management’s Discussion and Analysis of  Financial Condition and Results of Operations – Factors that May Affect Future Operating Results.”

Environmental Regulation

In connection with mining, production and exploration activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.  Potential areas of environmental consideration for mining companies, including ours include, but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  These laws are continually changing and, in general, are becoming more restrictive.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.

Chile’s environmental law (Law No 19.300), which regulates all environmental activities in the country, was first published in March 1994.  An exploration project or field activity cannot be initiated until its potential impact to the environment is carefully evaluated.  This is documented in Article 8 of the environmental law and is referred to as the Sistema de Evaluación de Impacto Ambiental (SEIA).

The SEIA is administered and coordinated on both regional and national levels by the Comisión Regional del Medio Ambiente (COREMA) and the Comisión Nacional del Medio Ambiente (CONAMA), respectively.  The initial application is generally made to COREMA, in the corresponding region where the property is located, however in cases where the property might affect various regions the application is made directly to the CONAMA.  Various other Chilean government organizations are also involved with the review process, however most documentation is ultimately forwarded to CONAMA, which is the final authority on the environment and is the organization that issues the final environmental permits.

Our policy is to conduct business in a way that safeguards public health and the environment.  We believe that our operations are conducted in material compliance with applicable laws and regulations.

Item	1A. RISK FACTORS

Not applicable.

Item	1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2	PROPERTIES

We have an administrative office in San Diego, California, which Director and Chief Financial Officer Trisha Malone provides to us without charge.  Santa Teresa Minerals has offices in Santiago, Chile that are leased by our Chief Executive Officer Juan Carlos Camus Villegas and provided to us without charge.

We own, through Santa Teresa Minerals or through subsidiaries of Santa Teresa Minerals, various mining properties described below.

Operating Mine Property

Free Gold Company

Santa Teresa Mineral’s majority- owned subsidiary, Sociedad Contractual Free Gold, operates a producing alluvial gold mine in the Marga –Marga wash area of Quilpue, Chile.  Alluvial mining refers to mining precious metal deposits found in alluvial deposits, or deposits of sand and gravel in modern or ancient stream beds.

History

The Marga-Marga wash has a history of artisanal alluvial mining since 1542.  The area’s historical gold production was the subject of Benjamin Vicuña Mackenna’s book The Golden Age of Chile, that discusses the Marga-Marga area in the second chapter “The Gold in Chile at the Time of Don Pedro de Valdivia” and highlights the discovery of gold mines in Marga-Marga and its “prodigious wealth.”  The wash is also mentioned in the fifth Chilean Geological Congress in Santiago, 8-12 August 1988, led by the Department of Geology and Geophysics, University of Chile (Volume 1, pgs. 489-502) which in summary translation states:

“Gold-bearing placers of the Marga-Marga stream in the Valparaíso region have always developed in a stretch of water 8 to 10 km upstream from the aforementioned stream (measured from the merging of the Quilpué stream to the East, and the Viña stream to the West).  Practically uninterrupted exploitation of the wash has occurred from the time of the Spaniards in 1542, or around 450 years.  The news of the remains of a fossil flora gold producing treasure-trove found in the area of Quilpué, motivated the authors to obtain geological information in relation as to the origin of gold present in the stream.”

Since January 2011 the project has operated at an average of 2,500 cubic meters of material per month.   Since mid January 2011, this type of materials has generated anywhere from 0.6g to 1.0g of gold per cubic meter.  At $1,400 per ounce, this equates to $39.20 of gold per cubic meter.  This gold is being warehoused for sale at a future date.  The Company’s historical average cost for operations of this project over the last six months is $19,910. We intend to increase production to 5,000 metric tons of material per month by July 2011 by finalizing water and use permits and increasing daily mining operations with existing equipment.  Additional increases in production costs are expected in the coming months to support the increase in production.

Map of Marga-Marga Wash, Quilpue, Chile

The mine is open-pit and consists of 765 hectares on eight claims owned by Sociedad Contractual Free Gold, designated Los Esteros 1 through 5 and Tauro 1-3 in Region V, Quilpue, Chile.  Quilpue is serviced by two ports in Valparaiso, a distance of approximately 53 kilometers away via established highways and roads.  The property is accessible by access roads from Quilpue to the Marga-Marga creek. We have three trucks, an alluvial plant, a bulldozer and an excavator on site.  Well water and electric power are available and in place.

Exploration Properties

Casuto Wash Location

Santa Teresa Minerals directly and indirectly through several majority owned subsidiaries has several mining claims in the Casuto Project, a gold exploration project.  The Casuto project is comprised of 6,200 hectares, located 20 kilometers to the north of the city of Los Vilos, IV Region, Province of Choapa, Chile, and its central coordinates are N 6.483.000 and E 268.000 at an average height of 50 meters above sea level.

Access to the project is via access roads off the Pan American highway (Route 5 North) which passes 15 kilometers west of the Casuto Wash area.  Well water resources are available on the property and power can be brought from existing power lines about four kilometers away.  The area is serviced by two ports; the privately owned Port of Punta Chungo, in the City of Los Vilos, which is the closest, and the privately owned Port of Coquimbo, located about 200 kilometers away in Coquimbo.  The area is served by La Florida Airport in Coquimbo.  Communication with the area is by cellular telephone only.

Map showing location of Casuto Wash Project

History

The history of the gold deposit dates back to the 1880s, when it was exploited by artisanal miners utilizing shafts, test pits and underground labor, built specifically to recognize the circa, where the most alluvial gold is concentrated.  Numerous historical studies have been conducted over the past two centuries, indicating that the site may have significant resources of alluvial material.

Current Study

Santa Teresa Minerals commissioned a geological study by an independent geological consultant, Consultores Geologicos Asociados, on the property in February 2010.  The study report, completed in May 2010, concluded that a further geological assessment study was warranted.  Specifically, the study recommended a paleo geographic study of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest.  The study was designed to define the form, occurrence and spatial distribution of gold mineralization on the properties, in order to determine the potential utility of economic resources and to propose evaluation studies and detail studies in areas of interest.

The study was developed in three phases: 1) background information and work planning, geological field studies; geological mapping and sampling of the alluvial terraces and locations in old extraction shafts; 2) district geological mapping at a scale of 1:10,000, based on a geo-referenced satellite generated image with spectral analysis for the determination of alteration, lithology and structures; and 3) processing and interpretation of all geological information.

In preparing the study, due diligence samples were collected in February 2010 and by guidelines, to ensure chain the custody, the samples were in his possession at all times.

The study concluded that there were several old gold bearing washes in the area, the latter of which were mainly associated with vein structures. The mineralization of alluvial gold was deposited in glacial river terraces, through several erosive events and near old river channels, with the highest concentration of gold found on the circa, the area of contact with the bedrock, and possibly caused by erosion of gold structures and zones of stockwork type mineralization, located on the intrusive underlying bedrock.

The study found that mineralization recognized on samplings corresponds mainly to thick gold with particle sizes over 150 mesh.  “Mesh” is a unit of measurement equal to approximately .24 microns.  Historical information indicates that some sectors may contain larger particles and gold bearing nuggets.  A sampling of bedrock yielded values of 5 grams per metric ton of gold, indicating significant gold resources in the opinion of the author of the report.

Samples were collected at five points in the area of the wash where significant historical exploitation took place.  The samples were collected and washed, each representing 1 cubic meter of material.  Results indicate gold content between 0.5 and 0.6 grams per cubic meter.  The samples were sent to an independent laboratory, La Serene CIMM Laboratories, and analyzed as gold concentrate, or raw gold before it is refined.

When the location of a potential sample was reached, the following protocol was followed:

1. Plastic sample bags were labeled with indelible ink.
2. A field sample tag with the same number as written on the outside of the bag put into the plastic sample bag with the sample.
3. The sample collected and the sample bag closed and sealed with a single use cable tie.
4. The author carried the sample to camp and remained in the author’s possession until submitted to La Serene CIMM Laboratories.

All QA/QC protocols are defined by the Canadian Instrument 43-101, which the Company has adopted and adheres to regarding its sample acquisition procedures.

The property is without known reserves and the proposed program is exploratory in nature.  Current costs to December 31, 2010 are recorded at $5,298.  On our Casuto Wash project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

Sulfatos Chile

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda. formed the Chilean corporation, “Sulfatos Chile, S.A.”  Santa Teresa Minerals owns 60% of Sulfatos Chile S.A., which owns the Anico Copper Mine, and mining claims to Anico 1/5, and plans to extract copper sulfate and to construct and operate a copper sulfate production facility at the Anico Copper Mine.  Copper sulfate is a byproduct of copper mining that is used in industrial processes, livestock feed and aerospace industries.  Since 2010, copper sulfate has sold anywhere from $3/kg to $40/kg depending on the quality and intended use of the mineral.  The Company’s historical cost to produce copper sulfate is estimated to be approximately $1.09/kg.

Map Showing Location of Anico Copper Mine

The Anico Copper Mine is located in the la Cuarta region, 22 kilometers northeast of the community of Illapel in the fourth region of the Choapa Province.  Illapel is located on a plain along the side of the Illapel River, 37.2 miles northeast from Los Vilos and 158.4 miles south from Ovalle.  The Anico Copper Mine is located at latitude North 31 degrees, 25 minutes, 6953 seconds, longitude East, 71 degrees, 10 minutes, 588 seconds, with UTM coordinates of 6.521.208 meters North, 293.319 meters east.  The Anico Copper Mine is approximately 22 km by conventional roadways, from Illapel, on the road leading to Combarbalá, past the Auco sector, following the road that leads to Cocou, then to Culen Creek, where Anico Copper Mine is located.

History

Registered in 1999 as Anico 1/5, the property consists of 25 hectares, which was contributed to Sulfatos Chile S.A. by Minera Anica Ltda.  The property has been exploited since 2008, extracting approximately 400 tons of raw material per month with an average copper grade of approximately 3% per cubic ton.  Prior to Sulfatos Chile’ acquisition of the property in September of 2010, sales of the raw material had been made to refineries of the Empresa Nacional de Mineria (ENAMI), Chile’s state owned minerals company, approximately 20 kilometers away.

Current Study

The last geological study on the mine was made in April 2008.  During the study, mineral samples were extracted using the random stratified sampling method from existing extraction piles, using material extracted from two vein trenches.  Two samplings of 12 kilograms each were analyzed by  and independent laboratory, Nueva Pudahel Chemical Laboratory, and results of 1.26% and 1.27% copper, respectively, were recorded.  During the study, when the location of a potential sample was reached, the following protocol was followed:

1. Plastic sample bags were labeled with indelible ink.
2. A field sample tag with the same number as written on the outside of the bag put into the plastic sample bag with the sample.
3. The sample collected and the sample bag closed and sealed with a single use cable tie.
4. The author carried the sample to camp and it remained in the author’s possession until submitted to Nueva Pudahel Chemical Laboratory.
All QA/QC protocols are defined by the Canadian Instrument 43-101 which the Company has adopted and adheres to regarding its sample acquisition procedures.

The property is without known reserves and the proposed program is exploratory in nature.  Current costs to December 31, 2010 are recorded at $122,488.

With Sulfatos Chile, we intend to construct a copper sulfate production facility that would extract copper sulfate from raw material extracted from the Anico Copper Mine or purchased in bulk.  The permits for this facility have been received and we anticipate that the construction began on March 15, 2011.  We estimate the cost of this facility to be approximately $6.2 million.

On February 21, 2011, a lease offer with purchase option agreement was formalized between Sulfatos Chile and the property owners of the plant site.  The lease with option to purchase has a term of 10 years and includes the water rights of 2 liters per second. This agreement has been superseded by a purchase agreement executed on March 31, 2011.   The total purchase price for 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile is 280 million Chilean Pesos (currently $595,000 US) payable over 2 years. 100 million Chilean Pesos ($212,765 US) was paid upon signing and 90 million Chilean Pesos ($191,489 US) is due one year after signing and 90 million Chilean Pesos ($191,489 US) is due two years after signing.

On March 15, 2011, Santa Teresa Minerals signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project.  The project shall be paid for in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011.

This Engineering and Construction Agreement requires the Contractor’s professionals and employees to carry out all aspects of the project in order to design, engineer, build and deliver a “turnkey”, fully operational, solvent extraction (SX) and Crystallization (CR) plant to produce a minimum of 341 tons of feed-grade quality pentahydrated copper sulfate.  In the event that a Feed-Grade quality is not obtained, the Contractor commits itself to introduce any modification necessary to the original design at its own expense.  The total project cost per the agreement is $1,150,000 plus taxes.  We anticipate that the operations will commence immediately following completion on October 24, 2011 and we expect that when running at full capacity, operations will process up to 5,000 metric tons of raw material processing per month.

We also plan to install a copper refining operation using our proprietary electro-mining process, at an estimated cost of approximately $2 million by June 30, 2011.  We anticipate the project will begin with 5,000 metric tons of raw material processing per month and will not require an environmental impact study.  This plant is currently being designed, but has not yet been contracted to be built.

Item 3	LEGAL PROCEEDINGS

Nothing to report.

Item 4	(REMOVED AND RESERVED)

Item 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over the Counter Bulletin Board under the symbol “UEGY” since May 3, 2010 and under the symbol “CUAU” since February 17, 2011.  The market represented by the Over the Counter Bulletin Board is limited and the price for our common stock quoted on the Over the Counter Bulletin Board is not necessarily a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the Over the Counter Bulletin Board since our common stock began trading.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of April 13, 2011, the closing-sale price on the most recent day our common stock traded  was $10.00 per share.

	Common Stock
	High	Low

2010:
Fourth Quarter	$11.00	$2.00
Third Quarter	$3.25	$0.30
Second Quarter (May 3 –June 30)	$1.05	$0.15

Holders

As of April 13, 2011, there were 51,508,878 shares of common stock outstanding held by approximately 38 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Unregistered Sales of Securities

On January 17, 2011, Suprafin, Ltd. (“Suprafin”) converted the outstanding balance of principal and accrued interest pursuant to that certain Convertible Promissory Note, dated February 7, 2009, issued by the Company in favor of Suprafin, as amended on February 5, 2010 (the “Suprafin Note”), into 641,111 shares of common stock.  The amount of principal and accrued interest at the time of conversion was approximately $14,425, and the conversion price pursuant to the Suprafin Note was $.0225.

On January 19, 2011, the Company entered into a Stock Purchase Agreement with WealthMakers, Ltd. (“WealthMakers”) whereby WealthMakers purchased 800,000 shares of common stock of the Company for a purchase price of $800,000.

On March 10, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Angelique de Maison whereby Ms. de Maison agreed to purchase up to 1,000,000 shares of common stock of the Company for a purchase price of $1.00 per share, in one or more installments as requested by the Company.  The purchase of 315,000 shares of common stock was completed concurrently with the execution of the Stock Purchase Agreement and the purchase of 230,000 shares of common stock was completed on March 16, 2011. Either party may terminate the Stock Purchase Agreement with respect to any shares of common stock not purchased on or before June 30, 2011.

Unless otherwise noted, all of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  No general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved.

Item 6	SELECTED FINANCIAL DATA

Not Applicable.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report.  This discussion and analysis may contain forward-looking statements based on assumptions about our future business.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Factors that May Affect Future Operating Results” below.

For a discussion of our financial statements prior to the Santa Teresa Acquisition, see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2010.  Prior to the Santa Teresa Acquisition, we conducted only nominal business operations.  The transaction was accounted for as business combination or a purchase, and the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only.

Revenues

There have been no revenues generated to date.

We expect Santa Teresa Minerals will begin to generate revenues in the third quarter of 2011.

Operating Expenses

For the year ended December 31, 2010 operating expenses were $23,850, compared to $47,240 for the year ended December 31, 2009.    Operating expenses were primarily associated with legal and accounting expenses required by a public company in addition to costs incurred in connection with the Santa Teresa acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses.  Going forward, Santa Teresa Minerals expects to incur average monthly expenses of approximately $600,000 as it builds out the copper sulfate production facility associated with Sulfatos Chile, S.A., and increases production at Sociedad Contractual Free Gold.  Santa Teresa Minerals also expects to incur further exploration costs and costs to develop technology as set forth in its plan of operations.

 Net Income (Loss)

For the year ended December 31, 2010, net loss was $26,051 compared to a net loss of $48,880 the year ended December 31, 2009.  Net losses were due to the operating expenses discussed above.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity included cash of $9,390 compared to $0 at December 31, 2009.  In addition, per the Stock Purchase Agreement dated December 7, 2010, in anticipation of the Santa Teresa Acquisition, the Company sold 21,500,000 shares of stock at a purchase price of $.05 per share.  The majority of these funds have been used to provide working capital to Santa Teresa Minerals.

On our existing property in production, the Company plans to expand the alluvial gold operations at an estimated cost of $1.97 million within the next eight months, by increasing the existing equipment inventory and expanding the company’s alluvial processing plant.

On our Casuto Wash Project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

With Sulfatos Chile, we intend to construct a copper sulfate production facility, at an estimated cost of $6.2 million, that extracts copper sulfate from raw material extracted from the Anico Copper Mine or purchased in bulk.  Production began on this facility on March 15, 2011.

We also plan to install a copper refining operation using our proprietary electro-mining process, at a cost of approximately $2 million, by June 30, 2011.  We anticipate the project will begin with 5,000 metric tons of raw material processing per month and will not require an environmental impact study.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing and contributions from its current principal shareholders. In December 2010, certain of the Company principal shareholders purchased 21,500,000 shares of the Company’s Common Stock  $1.1 million, $1 million of which has been used to expand our current mining operations and extraction technologies.  In January 2011, we raised $800,000 from the sale of 800,000 shares of common stock to an affiliate of Angelique de Maison.  In February 2011, Ms. de Maison individually agreed to purchase from us up to an additional 1,000,000 shares of common stock at a purchase price of $1.00 per share.  As of April 13, 2011, we had sold 545,000 shares to Ms. de Maison pursuant to this agreement.  The Company intends to undertake private placements of its Common Stock in order to raise future development and operating capital. The Company depends upon capital to be derived from contributions from its principal shareholders and future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its Common Stock.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements, included in this Annual Report on Form 10-K.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7.  Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mineral Acquisition Costs

The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs

Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

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

Factors that May Affect Future Operating Results

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our Common Stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

We are a young company with no operating history, which makes it difficult to evaluate an investment in our Company.

Until we completed the transaction with Santa Teresa Minerals, we had no operations. The future of our Company currently is dependent upon our ability to successfully develop our properties, the productivity of such properties, and our ability to otherwise implement our business plan for developing the Santa Teresa Minerals business.  While we believe that our business plan, if implemented as conceived, will make us successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.  At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to develop our properties, the productivity of such properties, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters and we cannot assure you that we will ever achieve profitability.

We have operated at a loss since our inception.  If we do not achieve profitability, our business may not grow or we may not be able to continue to operate. We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from Santa Teresa Minerals.  We will need to generate revenues from the production from our property interests and maintain profitability.  We may not achieve sufficient revenues or profitability in any future period.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis. If we do not become profitable or are unable to maintain future profitability, the market value of our Common Stock may be adversely affected.

We require additional funds to operate in accordance with our business plan, which we may not be able to obtain on terms acceptable to us, if at all.  If we cannot obtain additional funds, our ability to operate may be adversely affected.

We may not be able to obtain additional funds that we require. As discussed in greater detail under the Management’s Discussion and Analysis section below, we do not presently have adequate cash from operations or financing activities to meet our current plan of operations.  Many of our plans have estimated costs far in excess of our current resources.  Furthermore, if unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget.  If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns.  Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our exploration and development programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our shareholders. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our assets.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding.

The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are highly dependent on Juan Carlos Camus Villegas, our Chief Executive Officer (“CEO”). The loss of Mr. Camus could negatively impact our business and the value of our Common Stock.

For the continued operation of the Santa Teresa Minerals business, we are largely dependent on Mr. Camus for his familiarity with the acquisition, exploration, development, and operation of mining properties in Chile.  Our ability to successfully develop and operate our mining properties may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Camus.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.

Our success may also depend on our ability to attract and retain other qualified management and mining personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Precious metal exploration and production involves a high degree of risk, and as a result, we may never become commercially viable.

The exploration and production of precious metals involves a high degree of risk.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production.  The projects of Santa Teresa Minerals may not contain commercial quantities of precious metals.  Furthermore, some of the projects have not yet been established as proved or probable mineral reserves as defined by the SEC.  The SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  In order to demonstrate the existence of proven or probable reserves with respect to these properties, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study.  Establishing reserves also requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  We have not completed a feasibility study with regard to all or a portion of any of our properties to date.  The absence of proven or probable reserves makes it more likely that our properties may never be profitable and that the money we have spent on exploration and development may never be recovered.

Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;

●	fluctuations in production costs that may make mining uneconomical;

●	labor disputes;

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents;

●	metallurgical and other processing problems;

●	mechanical and equipment performance problems;

●	failure of pit walls or dams;

●	unusual or unexpected rock formations;

●	personal injury, fire, flooding, cave-ins and landslides; and

●	decrease in reserves due to a lower prices for the precious metals being mined.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated, which may have an adverse effect on our ability to achieve profitability.

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by us and our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.   We cannot assure you that:

●	these estimates will be accurate;

●	resource or other mineralization estimates will be accurate; or

●	this mineralization can be mined or processed profitably.

Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.  These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for gold and other precious metals may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

Our existing production is limited and our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop additional properties, which we may not be able to do.

Precious metal mines properties are wasting assets.  They eventually become depleted or uneconomical to continue mining.   Accordingly, our ability to become and remain profitable over the long term depends on our ability to finalize exploration and development of the properties of Santa Teresa Minerals and produce mineralization from such projects and/or identify and successfully develop one or more additional properties.  The acquisition of mining properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to find, develop, and economically mine our existing or new properties, we most likely will not be profitable on a long term basis and the price of our Common Stock may suffer.

The volatility of the price of precious metals could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, copper and copper sulfate.  The price of gold, copper and copper sulfate found on our properties may also have a significant influence on the market price of our Common Stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold or any other precious metal we estimate to find in a mine may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower prices.

The price of gold, copper and copper sulfate is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major producing countries throughout the world.  For example, according to the World Gold Council (http://www.gold.org/investments/statistics/prices/), the average annual market price of gold since 2005 has fluctuated between approximately $400 per ounce and $1,400 per ounce, based on the daily London P.M. fix.   As of January 4, 2011, the price of gold had risen to $1,405.50 per ounce, based on the daily London PM fix (http://66.38.218.33/gold.londonfix.html).  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event prices for gold, copper or copper sulfate decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements and as a result we are exposed to the impact of any significant decrease in prices which could have a material adverse effect on our ability to generate revenue.

We will sell the gold and other precious metals we are producing at the prevailing market price. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold production, although we may do so in the future.  As a result, we may realize the benefit of any short-term increase in the price, but we are not protected against decreases in the price, and if the price decreases significantly, our revenues may be materially adversely affected.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Depending upon the significance of the particular project when compared with our total holdings, any liability could have a material adverse effect upon our business operations.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and personnel is intense.  Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis.  We are an insignificant participant in the mining industry due to our limited financial and personnel resources.  We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site.  We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

The Company may enter into joint venture and option agreements with other parties, which could decrease our ownership interest and control over such properties.

We may, in the future, enter into option or joint venture agreements and we may have our interest in the properties subject to such agreements reduced or terminated as a result. Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the cost required to complete recommended programs. In many joint ventures or option arrangements, we would give up control over decisions to commence work and the timing of such work, if any.

Since most of our expenses are paid in Chilean pesos, we are subject to adverse changes in currency values that may adversely affect our results of operation.

Our operations in the future could be affected by changes in the value of the Chilean peso against the United States dollar.  The appreciation of non-US dollar currencies such as the peso against the United States dollar increases expenses and the cost of purchasing capital assets in United States dollar terms in Chile, which can adversely impact our operating results and cash flows.  Conversely, depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in United States dollar terms.  The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Most of our properties are located in Chile and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

In the event of a dispute regarding title to our property or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures.

In the event of a dispute regarding title to our property or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures.  The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States.  However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures.  We may not be entitled to a jury trial, as we might be in the United States.  Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws.  For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Chile or any other foreign country.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

We do not insure against all risks to which we may be subject in our planned operations.

We do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, if any, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

If capital is not available to us to expand our business operations, we will not be able to pursue our business plan.

We will require substantial additional capital to develop our current properties, acquire additional properties and to participate in the development of those properties. Cash flows from operations, to the extent available, will be used to fund these expenditures.  We intend to seek additional capital from loans from shareholders and from private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing precious metals at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Recent market events and general economic conditions may adversely affect our ability to achieve successful operations.

The recent unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries, including the mining industry, are impacted by these market conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions could cause the broader credit markets to further deteriorate and stock markets to decline substantially.  In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

●	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

●	the volatility of prices for precious metals may impact our revenues, profits and cash flow;

●	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

●	the devaluation and volatility of global stock markets impacts the valuation of our equity securities.

These factors could have a material adverse effect on our financial condition and results of operations.

Business acquisitions, dispositions, joint ventures, or private equity transactions entail risks and may disrupt our business, dilute shareholder value or distract management attention.

We expect to continue to review opportunities to acquire other businesses, like Santa Teresa Minerals, or other assets and properties, that would complement our current business plan or otherwise offer growth opportunities. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage of ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities.

Our business may be adversely affected by risks associated with foreign operations.

Our mining properties are currently located in Chile, and in the future we may acquire other mining operations based outside of the United States.  Political uncertainties, economic changes, civil unrest, exchange rate fluctuations, adverse changes in legal requirements, including tax, tariff and trade regulations and other difficulties in working with companies managed outside the United States could seriously harm the development of our business and ability to operate.  Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and may subject to conflicts of interest based on their other business endeavors. Each of our executive officers and directors devotes part of their working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Because of these relationships, our officers and director may be subject to conflicts of interest, including deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Risks related to our Common Stock

Our Common Stock is illiquid and the price of our Common Stock may be negatively impacted by factors which are unrelated to our operations.  We cannot assure you that an active public trading market for our Common Stock will develop or be sustained.

Our Common Stock currently trades on a limited basis on the Over the Counter Bulletin Board.  Trading of our stock through the Over the Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

A small number of shareholders own a substantial amount of our Common Stock, which gives them significant control.

The small number of shareholders that own a majority of our Common Stock are able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of Common Stock or other securities, and the election or removal of Directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding any duties that such shareholders may have to our other shareholders in general, these persons may have interests different than yours.

The Camus Note gives the Santa Teresa Stockholders the right to control the Company until the Camus Note is no longer convertible.

In addition, pursuant to the Exchange Agreement, the Company issued to Juan Carlos Camus Villegas, Santa Teresa Minerals’ majority shareholder prior to the Santa Teresa Acquisition, a convertible promissory note (the “Camus Note”) with a principal amount of $1,087,000 (the “Debt”), in exchange for Mr. Camus’s assignment to the Company of the debt owed to him by Santa Teresa Minerals of the same principal amount.  The Camus Note bears no interest and is payable in full, unless earlier converted, on November 1, 2012.  The Camus Note is convertible at any time until June 30, 2012, into Common Stock at the conversion price of equal to the lesser of $0.01 per share or the lowest share price of any future issuance of Common Stock, other than certain recapitalization events.  This conversion right is personal to Mr. Camus and in general, is suspended at any time that the number of shares that have been issued, or are issuable, to the Santa Teresa Stockholders and their affiliates, or have otherwise been issued pursuant to the Camus Note, exceeds 51% of the number of shares of Common Stock outstanding.  The Camus Note in effect gives the Santa Teresa Stockholders the option to control the Company until the Camus Note is no longer convertible.

Because of this right, the Santa Teresa Stockholders, and Juan Carlos Camus Villegas in particular, are able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of Common Stock or other securities, and the election or removal of Directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding any duties that such shareholders may have to our other shareholders in general, these persons may have interests different than yours.

Certain significant shareholders of the Company have entered into a Shareholder Rights Agreement, which may have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline.

In connection with the Exchange Agreement, the Santa Teresa Stockholders and certain of our other principal shareholders, including Thomas Ronk, an affiliate of Zirk Engelbrecht, and Angelique de Maison and one of her affiliates (the “Stock Purchase Agreement Stockholders”), entered into a Shareholders Rights Agreement, effective upon closing of the transactions contemplated by the Exchange Agreement, which grants the Santa Teresa Stockholders “drag along rights” to require the Stock Purchase Agreement Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, and the Stock Purchase Agreement Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, except such a sale to any affiliates of the selling shareholder. Collectively, the Santa Teresa Stockholders and the Stock Purchase Agreement Stockholders beneficially own 92.3% of the Company’s Common Stock.

These restrictions on the transfer of a majority of the Common Stock of the Company may have the effect of delaying, deferring, or preventing a change in control of the Company or may affect the price at which the Company may be sold.  Notwithstanding any duties that such shareholders may have to our other shareholders in general, these persons may have interests different than yours.

Future sales of our Common Stock could put downward selling pressure on our shares, and adversely affect the stock price.

Future sales of our Common Stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our Common Stock.  If we grant registration rights in connection with the private placement of our securities, and if these shares are registered for resale to the public, a substantial amount of our Common Stock could be sold on the public market and could result in downward selling pressure.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our Common Stock.

Obtaining additional capital through the sale of Common Stock will result in dilution of shareholder interests.

We may raise additional funds in the future by issuing additional shares of Common Stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into Common Stock. Any such sale of Common Stock or other securities will lead to further dilution of the equity ownership of existing holders of our Common Stock.  Additionally, these options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock.  If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities.  Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

We expect to be subject to Securities and Exchange Commission (“SEC”) regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies. Our failure to comply with these laws may have a material adverse effect on our business and stock price.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.  Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below.  Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company has determined that its system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting are not effective.

In the course of the assessment, material weaknesses were identified in the company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2010.  The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff.  Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There was a  change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the acquisition of Santa Teresa Minerals on December 31, 2011.

Item 9B	OTHER INFORMATION

Nothing to report.

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers.

Name	Age	Position
Juan Carlos Camus Villegas	63	Chief Executive Officer, Chairman, Director
Zirk Engelbrecht	54	President, Director
Trisha Malone	36	Chief Financial Officer, Director, Corporate Secretary
Thomas Ronk	42	Director

Until the January 20, 2011 appointments of Messrs. Villegas, Engelbrecht and Ronk, Ms. Malone was our sole director.

Juan Carlos Camus Villegas.  Mr. Camus has been the Chief Executive Officer and Chairman of the Board of Directors since January 2011.  Mr. Camus was the founder of Santa Teresa Minerals and has served as its President since inception.  Mr. Camus attended College of the Marist Brothers in Santiago, Chile and went on to study commercial engineering at the University of Chile, Santiago.  After graduating, he worked in his family’s property and construction business before going on to his own commercial building projects and food distribution business.  Mr. Camus formed his own scrap metal company, called Metales Acer Ltda., in 1980.  He has nearly 40 years experience in the scrap metal industry, controlling a significant amount of the scrap metal industry in Chile and has operations in several South American countries.  Mr. Camus’ experience in acquiring mining properties, assembling mining management teams, overseeing day to day mining operations, reviewing geological reports and maps, sourcing, purchasing and putting into service mining equipment, and developing sales and marketing relationships to sell precious metals led to the conclusion that he should serve as a Director of the Company.

Zirk Engelbrecht.   Mr. Engelbrecht has been President and a Director of the Company since January 2011.  Mr. Engelbrecht has extensive experience in the formation, capital raising, and registration stages of numerous public companies, including involvement as a financier and major shareholder of several gold and diamond mining companies in South Africa between 1987 and 1991.  Mr. Engelbrecht is the co-founder of WealthMakers, Ltd., a private web-based research technology company that connects members to automated trading platforms for stocks, indexes, bonds, options, commodities and currencies for up to 80 markets around the world.  From February 2006 through April 2009, he served as director of Mobicom Corporation (formerly known as Satellite Security Corporation), a public company engaged in the business of development and sale of proprietary, interactive applications and services for the mobile telephone industry that generate transaction-based revenue and aggregate end-user data.  From June 2007 through January 2008, he served as the principal executive officer and principal financial officer of Sovereign Wealth Corp., a public company engaged in the business of developing, owning and operating mobile telephone and Internet advertising platforms that are used by mobile telephone network operators and manufacturers, retailers and commercial enterprises to attract and monetize relationships with consumers.  From April through October of 2006, he served as the President of Safari Associates, Inc., now known as Power Save Energy Company, a public company engaged in the manufacture, marketing and sale of electricity saving devices for homeowners.  Mr. Engelbrecht holds a degree in Mechanical Engineering.  Mr. Engelbrecht’s experience in structuring, developing and financing public companies, accounting rules and regulations, securities regulations, and corporate governance led to the conclusion that he should serve as a Director for the Company.

Trisha Malone.  Ms. Malone has been the Chief Financial Officer and a Director of the Company since inception and was the Chief Executive Officer of the Company from inception until January 2009.  From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy’s acquisition by SYS Technologies, Inc., a public company engaged in government contracting.  From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, now known as Mobicom Corporation, a developer of satellite tracking systems.  Since 2008, Ms. Malone has been self employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies.   From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for the company until June 2010.  Since June 2010, Ms. Malone also serves as Chief Financial Officer and a Director of Kensington Leasing, Ltd., a public company that operates in the technology services industry.  Ms. Malone has a degree in Business Administration from Grossmont College.  She has also pursued extended studies in corporate law, benefits administration, and human resources.  Ms. Malone’s experience in corporate governance, securities regulation and financial controls requirements, financial management, and accounting, led to the conclusion that she should serve as a Director for the Company.

Thomas Ronk.   Mr. Ronk has been a Director of the Company since January 2011.  Mr. Ronk currently serves as the principal of Century Pacific Investments, LLC a registered investment advisor in the state of California, a position he has held since 2005.  Mr. Ronk is the founder and Chief Executive Officer of Buyins.net, which invented a proprietary database and trading strategy based on short sale time and sales data that was not accessible prior to January 2005.  Mr. Ronk has been an approved research analyst for Investor’s Business Daily.  He has over 21 years of trading experience, having served as a registered representative of Transamerica Financial Resources Inc. from 1993 through 1998, where he managed over $150 million in equity accounts.  Mr. Ronk studied Electrical Engineering and Computer Science at the University of California at San Diego. Mr. Ronk’s knowledge of and experience with the securities markets, company valuations, stock research, and trading of commodities, currencies and equities led to the conclusion that he should serve as a Director for the Company.

Mr. Camus is the brother-in-law of Mr. Ronk.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Trish Malone, Bethany Tebbe, Zirk Engelbrecht, Angelique de Maison, Thomas Ronk and Juan Carlos Camus Villegas, the Company’s current and former officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock have not filed on a timely basis the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis.  In addition, Ms. Malone, Mr. Engelbrecht and Ms. de Maison also have not filed on a timely basis Form 4’s to report certain transactions.  Ms. Malone has not filed on a timely basis Form 4’s in connection with 2 transactions.  Mr. Engelbrecht has not filed on a timely basis Form 4’s in connection with 5 transactions.   Ms. de Maison did not file on a timely basis Form 4’s in connection with 4 transactions.  Except as described above, to the Company’s knowledge, for the fiscal year ended December 31, 2010 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

On July 6, 2010 the Company’s Board of Directors adopted a Code of Ethics, a copy of which was filed as an Exhibit to the form 8-K filed on July 9, 2010.

Committees

The Company does not have standing nominating, audit or compensation committees. The Board of Directors believes that it is not necessary to have a standing audit, nominating or compensation committee at this time because, given the Company’s size, the functions of such committees are adequately performed by the Board of Directors.  Ms. Malone has been designated by the Board of Directors as the “audit committee financial expert.”   Ms. Malone is not considered “independent” as defined by the Nasdaq Marketplace Rules.

Item 11	EXECUTIVE COMPENSATION

Since inception, we have not paid any compensation or made any equity awards to any of our executive officers or directors.

Item 12	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2011 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.  An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name(1)	Number of Shares		Percent of Class (2)
Juan Carlos Camus Villegas (4)	21,447,477	(5)	41.2%
Zirk Engelbrecht (4)	7,663,467	(6)	14.7%
Trisha Malone	903,466	(3)	1.7%
Thomas Ronk (4)	7,500,000		14.4%
All officers and directors as a group (four persons)	37,514,410		72.1%

Angelique de Maison (4)	8,417,317	(7)	16.1%

(1)	The address for each of the above noted individuals is c/o Casablanca Mining Ltd., 9880 N. Magnolia Ave., #176, Santee, CA, USA 92071.

(2)	The percentage ownership reflected in the table is based on 52,053,878 shares of Common Stock outstanding as of April 11, 2011.

(3)	Includes 303,466 shares owned by The Whole Nine Yards Inc., of which Ms. Malone is an officer, director and shareholder.

(4)
In connection with the Exchange Agreement, the Santa Teresa Stockholders and Thomas Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd. (the “Stock Purchase Agreement Shareholders”) entered into a Shareholders Rights Agreement, effective upon closing of the transactions contemplated by the Exchange Agreement, which grants the Santa Teresa Stockholders “drag along rights” to require the Stock Purchase Agreement Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, and the Stock Purchase Agreement Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, except such a sale to any affiliates of the selling shareholder.  Because of the Shareholders Rights Agreement, the Santa Teresa Stockholders and the Stock Purchase Agreement Shareholders may be deemed to be a “group.”

(5)
Includes 1,047,477 shares that may be acquired upon conversion of a convertible promissory note.  We issued this note to Mr. Camus in connection with the Santa Teresa Acquisition.  The note is convertible into common stock at a rate of $.01 per share at any time prior to June 30, 2012, subject to the limitation that no conversion may be made in the event such conversion would result in the Santa Teresa Stockholders and their affiliates owning, in the aggregate, more than 51% of the outstanding Common Stock.

(6)
Includes (a) 7,500,000 shares held by the Izak Zirk Engelbrecht Living Trust, of which Mr. Engelbrecht serves as a trustee, (b) 163,467 shares held by Suprafin, Ltd., of which Mr. Engelbrecht is the Chief Executive Officer, sole director and sole shareholder, pursuant to the conversion of the Convertible Note, dated February 7, 2009 (the “Suprafin Note”).

(7)
Includes 3,003,467 shares held by Kensington & Royce, Ltd., of which Ms. de Maison is the sole officer and director and 800,000 shares held by WealthMakers, Ltd. of which Ms. de Maison is the Chief Executive Officer and a director.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s common stock is traded on the Over the Counter Bulletin Board, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, Mr. Camus, Mr. Engelbrecht and Ms. Malone are officers of the Company and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules.  Mr. Ronk is the only director that is  “independent” as defined by the Nasdaq Listing Rules.

Transactions with Related Persons

On February 7, 2009, the Company issued a Convertible Note (the “Suprafin Note”) to Suprafin, Ltd. (“Suprafin”) in exchange for Suprafin’s agreement to lend the Company up to $25,000 for operating expenses.  The Suprafin Note bore interest at a rate of 10.0% per annum and initially provided for payment in full on February 7, 2010.  Unpaid principal and interest under the Suprafin Note were convertible at any time at the holder’s option into shares of the Company’s common stock at the market closing price on the day prior to conversion.  On February 5, 2010, the Suprafin Note was amended to extend the maturity date to February 7, 2011, to increase the amount the Company may borrow to up to $50,000, and to set the conversion price at $.0225 per share.  On July 27, 2010, Suprafin elected to convert the  $45,312 of then outstanding principal and interest under the Suprafin Note into 2,013,867 shares of the Company’s common stock.  On January 17, 2011, Suprafin converted the remaining amount of principal and accrued interest under the Suprafin Note into 641,111 shares of common stock.  The amount of principal and accrued interest at the time of conversion was approximately $14,425, and the conversion price pursuant to the Suprafin Note was $.0225.

Mr. Engelbrecht, who became President and a director of the Company effective on January 20, 2011, is the sole director and shareholder of Suprafin.  Mr. Engelbrecht may have been deemed a “related person” at the time by virtue of his relationship to Ms. de Maison who at the time may have been deemed a “related person” to the Company under the rules of the Securities Exchange Act by virtue of her ownership of common stock.  Ms. de Maison and any of her affiliates disclaim beneficial ownership of any securities beneficially owned by Mr. Engelbrecht or any of his affiliates, and Mr. Engelbrecht disclaims beneficial ownership of any securities beneficially owned by Ms. de Maison, or any of her affiliates.  Ms. Malone is the Corporate Secretary of Suprafin, Ltd.  Ms. Malone has no direct financial interest in the shares owned by Suprafin, Ltd.

Pursuant to Stock Purchase Agreement, dated December 7, 2011, Mr. Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd.  (the “Stock Purchase Agreement Stockholders”), the Stock Purchase Agreement Shareholders purchased, in the aggregate, 21,500,000 shares of common stock for the aggregate sum of $1,100,000.  The purchase and sale of 10,750,000 shares of common stock was completed on December 7, 2010 and the remaining shares were purchased on December 31, 2010.  Mr. Engelbrecht is the trustee of the Izak Zirk Engelbrecht Living Trust.  Ms. de Maison is also the Chief Executive Officer and sole director of Kensington & Royce, Ltd.

On December 7, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) dated December 7, 2010 with Santa Teresa Minerals, S.A., a corporation organized under the laws of Chile (“Santa Teresa Minerals”) and its shareholders, Juan Carlos Camus Villegas, Don Felipe Igancio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez, whereby the Company acquired all of the issued and outstanding securities of Santa Teresa Minerals in exchange for an aggregate of 21,500,000 shares of the Company’s common stock and a convertible promissory note for a principle amount of $1,087,000.

On January 19, 2011, the Company entered into a Stock Purchase Agreement with WealthMakers, Ltd. (“WealthMakers”) whereby WealthMakers purchased 800,000 shares of common stock of the Company for a purchase price of $800,000.  Ms. de Maison is Chief Executive Officer, Chairman of the board of directors and majority shareholder of WealthMakers and Ms. Malone is a director of WealthMakers.

On March 10, 2011, the Company entered into a Stock Purchase Agreement (the “March Stock Purchase Agreement”) with Ms. de Maison whereby Ms. de Maison agreed to purchase up to 1,000,000 shares of common stock of the Company for a purchase price of $1.00 per share, in one or more installments as requested by the Company.  The purchase of 315,000 shares of common stock was completed concurrently with the execution of the March Stock Purchase Agreement and the purchase of 230,000 shares of common stock was completed on March 16, 2011.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC audited our financial statements for fiscal years 2009 and 2010.  Aggregate fees billed to us by Gruber & Co., LLC for professional services rendered with respect to fiscal years 2009 and 2010 were as follows:

	2009	2010
Audit Fees	$4,000	$3,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	$4,000	$3,750

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by the Company’s principal accountant  were pre-approved by the Company’s sole director at the time.  The Board of Director has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for the Company by its principal accountant.

Item 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report as Exhibit 99.1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
2.1
Exchange Agreement, dated December 7, 2010, by and among USD Energy Corp., Santa Teresa Minerals, S.A., Juan Carlos Camus Villegas, Don Felipe Igancio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez.  Incorporated by reference to Current Report on Form 8-K filed on December 13, 2010.

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 14, 2009.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 8, 2011.
3.3	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 14, 2009.
3.4	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2011.
4.1
Convertible Promissory Note, dated December 31, 2010, issued by USD Energy Corp. to Juan Carlos Camus Villegas.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 7, 2011.

10.1
Stock Purchase Agreement, dated December 7, 2010, by and among USD Energy Corp., Thomas Ronk, Angelique de Maison, Zirk Engelbrecht, and Kensington & Royce, Ltd.  Incorporated by reference to Current Report on Form 8-K filed on December 13, 2010.

10.2	Stock Purchase Agreement, dated January 19, 2011, between USD Energy Corp. and WealthMakers, Ltd. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2011.
10.3
Stock Purchase Business Agreement, dated February 2, 2011, between Santa Teresa Minerals SA and Mario Oscar Comas San Martin (as translated from Spanish).  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2011.

10.4
Stock Purchase Agreement, dated March 10, 2011, between Casablanca Mining Ltd. and Angelique de Maison.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2011.

10.5
Engineering and Construction of an SX-CR Plant Agreement, dated March 15, 2011, between Santa Teresa Minerals SA and Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (as translated from Spanish).  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2011.

10.6	Form of Indemnification Agreement. Incorporated by reference to Appendix B to the Consent Solicitation on Schedule 14A filed on February 3, 2011.
21.1	Subsidiaries.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASABLANCA MINING LTD.
Date: April 15, 2011	By: /s/ Zirk Engelbrecht
Zirk Engelbrecht President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zirk Engelbrecht	President (Principal Executive Officer), Director	April 15, 2011
Zirk Engelbrecht
/s/ Trisha Malone	Chief Financial Officer (Principal	April 15, 2011
Trisha Malone	Financial and Accounting Officer), Director

/s/ Juan Carlos Camus Villegas	Chief Executive Officer, Director	April 15, 2011
Juan Carlos Camus Villegas

/s/ Thomas Ronk	Director	April 15, 2011
Thomas Ronk

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Casablanca Mining Ltd.
Registrant

Date: April 15, 2011

By /s/ Trisha Malone
______________
Trisha Malone
CFO and Director