Form 10-Q
period 2011-03-31
Casablanca Mining Ltd.
filed 2011-05-16
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 13, 2011, the issuer had 52,480,878 shares of common stock (“Common Stock”) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”).  While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s annual report on Form 10-K, as amended, previously filed with the Commission.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31. 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$639,808	$9,390
Accounts receivable	11,289	9,762
Total Current Assets	651,097	19,152

Other Assets
Property and equipment	3,779,882	3,745,516
Property-construction in progress	1,526,988	—
Goodwill	66,258	66,258
Total Other Assets	5,373,128	3,811,774

TOTAL ASSETS	6,024,225	3,830,926

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Notes payable	445,523	468,064
Beneficial stock conversion liability	49,807	—
Accounts payable and accrued interest	13,038	15,350
Due to related parties	2,077,959	1,092,000
Total Liabilities	2,586,327	1,575,414

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 52,158,878 shares and 50,067,767 shares issued and outstanding respectively	52,159	50,068
Paid in capital	3,757,431	2,285,394
Loss on currency conversion	(38,259)	—
Deficit accumulated during development stage	(333,432)	(79,950)
Total Stockholders Equity (Deficit)	3,437,898	2,255,512

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$6,024,225	$3,830,926

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Unaudited Statements of Operations

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2011

Income	$1,367	$—	$1,367

Operating expenses
General and administrative	139,301	—	139,321
Legal and accounting	58,489	7,200	134,579
Total expenses	197,790	7,200	273,900

Ordinary income (loss)	(196,423)	(7,200)	(272,533)

Other income (expense)	(49,807)	—	(49,807)
Interest income (expense)	(7,252)	(874)	(11,092)

Net income (loss)	$(253,482)	$(8,074)	$(333,432)

Loss per share	$(0.00)	$(0.01)	$(0.05)

Weighted average common shares	51,357,458	1,053,900	6,310,515

Statements of Comprehensive Income

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2011
Net income	$(253,482)	$(8,074)	$(333,432)

Foreign currency translation adjustment	(38,259)	—	(38,259)

Total comprehensive income	$(291,741)	$(8,074)	$(371,691)

See notes to financial statements

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Unaudited Statements of Cash Flows

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From June 27, 2008 (Inception) to March 31, 2011

Net Loss	$(253,482)	$(8,074)	$(333,432)

Adjustments to reconcile non cash activities:
Beneficial stock conversion liability	49,807		49,807
Depreciation	7,100		7,100
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	(8,335)	874	(7,997)
Accounts receivable	(1,527)	—	(1,527)
Accounts payable	6,026	—	6,026

Total cash used in operations	(200,412)	(7,200)	(280,024)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	—	—	9,390
Purchase of property and equipment	(41,466)	—	(41,466)
Note receivable from Sulfatos Chile joint venture	(1,526,988)	—	(1,526,988)
Intercompany loan to Santa Teresa Minerals	—	—	(1,000,000)

Total cash from (used in) investing activities	(1,568,454)	—	(2,559,064)

Cash from financing activities

Stock offering	1,474,127	—	2,534,589
Notes payable	(22,545)	7,200	(8,395)
Loans from related parties	985,960	—	990,960

Total cash from financing activities	2,437,542	7,200	3,517,154

Effect of foreign exchange rate change	(38,259)		(38,259)

INCREASE (DECREASE) IN CASH	630,418	—	639,808

BEGINNING CASH	9,390	—	—

ENDING CASH	$639,808	$—	$639,808

Supplemental disclosure of non-cash investing activities:
Acquisition of Santa Teresa Minerals
Assets acquired	$—	$—	$3,755,278
Liabilites assumed	—	—	(2,555,926)
Goodwill	—	—	66,258
Total, net of cash aquired	—	—	1,265,610

Common stock issued for acquisition	—	—	1,275,000

See notes to financial statements

Casablanca Mining Ltd.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
For the period June 27, 2008 (Inception) through March 31, 2011

NOTE 1:                      ORGANIZATION

Casablanca Mining Ltd. (the “Company,” “Casablanca” or “we”) was incorporated as USD Energy Corp. on June 27, 2008 in the State of Nevada.  On December 31, 2010, the Company acquired Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”).  See “Note 4: Santa Teresa Minerals Acquisition.”  On February 4, 2011, the Company changed its name from USD Energy Corp. to Casablanca Mining Ltd.

The transaction was accounted for as business combination, or a purchase.  The operating statements of the Company from December 31, 2010 through March 31, 2011 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only.

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

The functional currency of Casablanca is the United States Dollar, and the functional currency of Santa Teresa Minerals is Chilean Pesos.  The financial statements are presented in United States dollars.

NOTE 2:                      GOING CONCERN

The Company’s financial statements at March 31, 2011 and for the period June 27, 2008 (inception) through March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $333,432 from inception through March 31, 2011.  In addition, the Company has not generated any material revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company may not be able to obtain additional funds that it may require.  The Company does not presently have adequate cash from operations to meet its long-term needs.  The Company does not currently have any established third-party bank credit arrangements.  The Company will seek additional funds through equity or debt financings, if available on terms and schedules acceptable to the Company.   If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development programs.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Casablanca and its wholly owned subsidiary Santa Teresa Minerals.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Stock Based Compensation

The Company records stock based compensation in accordance with the guidance in Accounting Standards Codification (“ASC”) Topics 505 and 718 that require the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Income Taxes

ASC Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

Per ASC Topic 260 “Earnings Per Share,” basic EPS is determined using net income/(loss) divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income/(loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

NOTE 4:                      SANTA TERESA ACQUISITION

On December 31, 2010, Casablanca acquired Santa Teresa Minerals through the exchange of 25,500,000 shares of Common Stock for all of the issued and outstanding capital shares of Santa Teresa Minerals, pursuant to that certain Exchange Agreement (the “Exchange Agreement”), dated December 7, 2010, among the Company, Santa Teresa Minerals and the shareholders of Santa Teresa Minerals (collectively, the “Santa Teresa Shareholders”).  The value of the shares of Common Stock issued in the exchange was $0.05 per share, as determined by a third party valuation.

In connection with the closing of the Exchange Agreement, we issued a note with a principal amount of $1,087,000 to Juan Carlos Camus Villegas (the “Villegas Note”), one of the Santa Teresa Shareholders, in exchange for a note in the same amount owed by Santa Teresa Minerals to him.  The Villegas Note bears no interest and is payable in full, unless earlier converted, on November 1, 2012.  Mr. Villegas may declare the Villegas Note immediately due and payable in the event of any material breach of the note that remains uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets.  Mr. Villegas may convert the Villegas Note at any time on or prior to June 30, 2012 into Common Stock at the conversion price of the lesser of $0.01 per share of Common Stock or lowest price at which the Company issues Common Stock during the conversion period.   This conversion right is personal to Mr. Villegas and in general, is suspended at any time that the number of shares that have been issued, or are issuable, to the STM Stockholders and their affiliates, or have otherwise been issued pursuant to the Villegas Note, exceeds 51% of the number of shares of Common Stock outstanding. As of March 31, 2011, the holder had the right to convert the note into 1,101,028 shares of Common Stock.

We have reviewed our acquisition of Santa Teresa Minerals to determine the proper accounting for this transaction in accordance with Accounting Standards Codification 805 – “Business Combinations” (ASC 805). Based on our review of ASC 805-10-55-11 and ASC 805-10-55-12, we have determined that the acquisition should be treated as a purchase.

The assets we acquired through Santa Teresa Minerals included principally: cash, accounts receivable, fixed assets (recorded at fair value), including land and mining equipment; and liabilities acquired consisting of accounts payable and notes and loans payable.  The difference between the value of the shares issued in consideration and the assets less liabilities was recorded as goodwill.

Assets & Liabilities Acquired	Amounts

Cash	9,390
Accounts Receivable	9,762
Fixes Assets	3,745,516
Goodwill	66,258
Accounts Payable	(15,012)
Notes and Loans Payable	(2,540,914)

Purachase Price	$1,275,000

NOTE 5:                      PROPERTY AND EQUIPMENT

The following table sets forth our fixed assets at the date indicated.  These assets, with the exception of land which is not depreciable, are being amortized over their remaining useful lives.

03/31/11

Mining Property/Land	3,337,744
Office equipment	112,723
Furniture and fixtures	108,736
Computer equipment	56,009
Transportation equipment	112,913
Office improvements	78,185
Total property and equipment	3,806,310

Less accumulated depreciation	26,428

Net Property and Equipment	$3,779,882

NOTE 6:                      PROPERTY - CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda. formed the Chilean corporation, “Sulfatos Chile, S.A.”  Santa Teresa Minerals owns a 60% equity interest in Sulfatos Chile. During the three months ended March 31, 2011, Santa Teresa Minerals contributed $1,526,988 to Sulfatos Chile toward the construction of a copper sulfate production facility during the three months ended March 31, 2011. Santa Teresa Minerals intends to provide the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production.

NOTE 7:                      GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000.  This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as paid-in capital.  In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals.  In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," we will periodically test the Goodwill for impairment.

NOTE 8:                      DEBT

In 2008, Trisha Malone, then our Chief Executive Officer and a director, advanced $5,000 on the Company’s behalf to pay a vendor.  No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan.  The balance due on this loan at March 31, 2011 is $5,000.

On February 7, 2009, the Company issued a Convertible Note (the “Suprafin Note”) to Suprafin, Ltd. in exchange for Suprafin’s agreement to lend the Company up to $25,000 for operating expenses.  The Suprafin Note bears an interest rate of 10.0% per annum and was due and payable on February 7, 2010.  Suprafin had the right to convert at any time the outstanding principal and interest under the Suprafin Note into shares of Common Stock at the market closing price on the day prior to conversion.  On February 5, 2010, the Suprafin Note was amended to extend the maturity date to February 7, 2011, to increase the amount the Company may borrow to up to $50,000 at any given time, and to set the conversion price at $.0225 per share.  In July 2010, Suprafin converted the then outstanding principal and interest ($45,312) under the Suprafin Note into 2,013,867 shares of Common Stock.   On January 17, 2011, Suprafin converted the outstanding principal and interest ($14,425) into 641,111 shares of Common Stock.   See “Note 9: Related Party Transactions.”

In connection with the closing of the Exchange Agreement, we issued a note with a principal amount of $1,087,000 (the “Villegas Note”) to Juan Carlos Camus Villegas, one of the Santa Teresa Shareholders and presently an officer and director of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him.  See “Note 4 – Santa Teresa Minerals Acquisition.”  We have evaluated the beneficial conversion feature of this note as of March 31, 2011 and deemed it to be $49,807.  We will re-evaluate this determination quarterly.

The following table sets for the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated; inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at 3/31/11
Note to Trisha Malone	Interest Free, No Repayment Date	5,000
Note to Juan Carlos Camus	Assumed by Casablanca at Closing	1,087,000
Loan from Shareholders	Interest Free, No Repayment Date	985,960
Loan with Banco Santander Chile 1/28/10	24 Months at 8.3%	34,811
Line of Credit with Banco Security 9/21/10	79 days at 6.1%	32,271
Line of Credit with Banco Security 10/26/10	83 days at 5.6%	145,166
Line of Credit with Banco Security 11/17/10	90 days at 5.8%	191,636
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	41,636

	Total Due at 12/31/10	$2,523,482

NOTE 9:                      RELATED PARTY TRANSACTIONS

On June 27, 2008, the Company issued 600,000 shares of common stock to Trisha Malone, a director and at the time Chief Executive Officer, in consideration of setup costs advanced on behalf of the Company and a business plan.

In 2008, Trisha Malone, then our Chief Executive Officer and a director, advanced $5,000 on the Company’s behalf to pay a vendor.  No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan.  The balance due on this loan at December 31, 2010 is $5,000.  See “Note 8: Debt.”

Ms. Malone is the Corporate Secretary and Zirk Engelbrecht, our President, is the Chief Executive Officer of Suprafin, Ltd., the entity that was issued the Suprafin Note on February 7, 2009.  See “Note 8: Debt.”  Ms. Malone has no direct financial interest in the shares owned by Suprafin, Ltd.

Pursuant to Stock Purchase Agreement, dated December 7, 2011, Mr. Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd.  (the “Stock Purchase Agreement Stockholders”), the Stock Purchase Agreement Shareholders purchased, in the aggregate, 21,500,000 shares of common stock for the aggregate sum of $1,100,000.  The purchase and sale of 10,750,000 shares of common stock was completed on December 7, 2010 and the remaining shares were purchased on December 31, 2010.  Mr. Engelbrecht is the trustee of the Izak Zirk Engelbrecht Living Trust.  Ms. de Maison is also the Chief Executive Officer and sole director of Kensington & Royce, Ltd.  Ms. de Maison may also be considered a related party to Zirk Engelbrecht, who is President and a director and of the Company, under the rules of the Securities Exchange Act of 1934.  Ms. de Maison, and any entity controlled by Ms. de Maison, disclaim beneficial ownership of any securities beneficially owned by Mr. Engelbrecht or any entity controlled by Mr. Engelbrecht, and Mr. Engelbrecht, and any entity controlled by Mr. Engelbrecht, disclaim beneficial ownership of any securities beneficially owned by Ms. de Maison or any entity controlled by Ms. de Maison.

On December 7, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) dated December 7, 2010 with Santa Teresa Minerals, S.A., a corporation organized under the laws of Chile (“Santa Teresa Minerals”) and its shareholders, Juan Carlos Camus Villegas, Don Felipe Igancio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez, whereby the Company acquired all of the issued and outstanding securities of Santa Teresa Minerals in exchange for an aggregate of 25,500,000 shares of the Company’s common stock and a convertible promissory note for a principle amount of $1,087,000.  Our Chief Executive Officer, Juan Carlos Camus Villegas, was the majority shareholder in Santa Teresa Minerals prior to this acquisition.

Mr. Ronk, who beneficially owned 27% of our common stock at the time of the Santa Teresa Acquisition, is the brother-in-law of Juan Carlos Camus Villegas.  Mr. Ronk did not own any shares of our common stock at the time the Company entered into the Stock Purchase Agreement or the Exchange Agreement.

On January 19, 2011, the Company issued 800,000 shares of Common Stock to WealthMakers Ltd. for $1.00 per share or an aggregate of $800,000.  Angelique de Maison is Chief Executive Officer, Chairman of the Board of Directors and majority shareholder of WealthMakers and Ms. Malone is Chief Financial Officer and a director of WealthMakers.

                On March 10, 2011, the Company entered into a Stock Purchase Agreement (the “March Stock Purchase Agreement”) with Ms. de Maison whereby Ms. de Maison agreed to purchase up to 1,000,000 shares of Common Stock for a purchase price of $1.00 per share, in one or more installments as requested by the Company.  The purchase of 315,000 shares of common stock was completed concurrently with the execution of the March Stock Purchase Agreement, the purchase of 230,000 shares of common stock was completed on March 16, 2011 and the purchase of 114,702 shares of common stock was completed on March 28, 2011.

NOTE 10:                    COMMON STOCK

On June 27, 2008, the Company issued 600,000 shares to Trisha Malone, a director and officer, in consideration of setup costs advanced on behalf of the Company and a business plan.

In February 2009, the Company issued an aggregate of 453,900 shares to a number of purchasers for an aggregate amount of $15,130.   This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 offering registered in the State of Illinois as a Small Corporate Offering.  The shares were also offered to investors in California, pursuant to Section 25102(n) of the California Corporations Code and to investors in New York, pursuant to a Form 11 on file with the New York Department of Law.

In July 2010, the Company issued 2,013,867 shares to Suprafin upon conversion of $45,312 of the then outstanding principal and interest under the Suprafin Note.  “See Note 8: Debt.”

In December 2010, the Company issued 21,500,000 shares to Thomas Ronk, Angelique de Maison, the Izak Zirk Engelbrecht Living Trust and Kensington & Royce, Ltd. for $1,100,000.  See “Note 9: Related Party Transactions.”

In December 2010, the Company issued to the shareholders of Santa Teresa Minerals an aggregate of 25,500,000 shares in exchange for all the outstanding equity securities of Santa Teresa Minerals.  See “Note 4: Santa Teresa Minerals Acquisition.”

In July 2010, the Company issued an additional 641,111 shares to Suprafin, Ltd. upon conversion of the remaining balance of $14,425 on the Suprafin Note.  See “Note 8: Debt.”

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers, Ltd. for $800,000.  See “Note 9: Related Party Transactions.”

In March 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison whereby Ms. de Maison agreed to purchase up to 1,000,000 shares of Common Stock from time to time upon demand by the Company for $1.00.  Pursuant to this agreement, Ms. de Maison purchased 659,702 shares in March 2011.  See “Note 9 – Related Party Transactions.”

NOTE 11:                    STOCK SPLIT

On July 14, 2009, the Company effected a 30 for 1 forward split of its Common Stock which has been applied on a retroactive basis.

NOTE 12:                    NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805. The amendments are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 13:                    SUBSEQUENT EVENTS

In accordance with ASC Topic No. 855 “Subsequent Events”, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended March 31, 2011 was filed with the Commission.  The following events occurred subsequent to March 31, 2011 and require disclosure or recognition in these financial statements.

In April and May 2011, the Company issued 322,000 shares of Common Stock to Angelique de Maison for $1.00 per share, or a total of $322,000, pursuant to a Stock Purchase Agreement entered into in March 2011.  See “Note 9 – Related Party Transactions.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission.

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report.  This discussion and analysis may contain forward-looking statements based on assumptions about our future business.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Factors that May Affect Future Operating Results” contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

On December 31, 2010, the Company completed the acquisition of Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”).  For a discussion of our financial statements prior to the acquisition of Santa Teresa Minerals (the “Santa Teresa Acquisition”), see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2010.  The transaction was accounted for as business combination or a purchase, and the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only.  Prior to the Santa Teresa Acquisition, we conducted only nominal business operations.  As such, comparisons to financial periods prior to the Santa Teresa Acquisition may not be meaningful.

Revenues

There have been only minimal revenues generated to date.  Revenue for the three months ended March 31, 2011 were $1,367 from the sale of scrap metal.

We expect Santa Teresa Minerals will begin to generate revenues from its mining projects in the third quarter of 2011.

Operating Expenses

For the three months ended March 31, 2011, operating expenses were $197,790, compared to $7,200 for the three months ended March 31, 2010.    Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company and costs incurred in connection with the Santa Teresa Acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses.

Other Income (Expense)

The issuance of the convertible promissory note to Juan Carlos Camus Villegas, which included a beneficial conversion feature, resulted in other expense of $49,807 for the three months ended March 31, 2011.  This will be revalued quarterly.

Interest Income (Expense)

Interest accrued or paid on notes payable, resulted in interest expense of $7,252 for the three months ended March 31, 2011 compared to $874 in interest expense for the three months ended March 31, 2010.  Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals.

Net Income (Loss)

For the three months ended March 31, 2010, net loss was $253,482 compared to a net loss of $8,074 for the three months ended March 31, 2010.  Net losses were due to the operational expenses discussed above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2011, our principal sources of capital included cash of $639,808 compared to $9,390 at December 31, 2010.  This capital was generated through private placements of our Common Stock. In January 2011, we raised $800,000 from the sale of 800,000 shares of Common Stock to WealthMakers, Ltd.  In March 2011, Angelique de Maison, an affiliate of WealthMakers, individually agreed to purchase from us up to an additional 1,000,000 shares of Common Stock at a purchase price of $1.00 per share.  As of May 13, 2011, we had sold 981,702 shares to Ms. de Maison pursuant to this agreement.

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

Going forward, Santa Teresa Minerals expects to incur average monthly costs, including capital purchases, of approximately $600,000 as it builds out the copper sulfate production facility associated with Sulfatos Chile, and increases production at Sociedad Contractual Free Gold.  Santa Teresa Minerals also expects to incur further exploration costs and costs to develop technology as set forth in its plan of operations.

Casuto Project

On February 2, 2011, Santa Teresa Minerals, signed a Business Purchase Agreement with Mario Oscar Comas San Martin (the “Business Purchase Agreement”) to increase its equity ownership in five of its Chilean gold mining subsidiaries.  The increased ownership stakes have been recorded with the local Chiliean mining authorities.  The transactions contemplated by the Business Purchase Agreement were completed upon recording of this agreement by the Chilean mining authorities. The increased stakes are being paid for in a combination of 20,000 shares of our common stock and $200,000 cash paid in five equal monthly installments of $40,000 each, starting February 4, 2011.  To date, Santa Teresa has made three payments under this agreement totaling $120,000. Two payments totaling $80,000 and the 20,000 shares of our common stock remain to be paid.

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

On our Casuto Project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

Sulfatos Chile

In March 2011, Santa Teresa Minerals signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project.  The project shall be paid for in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011.  The total project cost per the agreement is $1,150,000 plus taxes.

We also plan to install a copper refining operation using our proprietary electro-mining process, at a cost of approximately $2 million, by June 30, 2011.  We anticipate the project will begin with 5,000 metric tons of raw material processing per month and will not require an environmental impact study.

We estimate that the entire copper sulfate production facility will cost approximately $6.2 million to complete.

Free Gold

Pursuant to the Purchase Agreement discussed above, the Company’s stake in Contract Mining Company - Free Gold (also known as Sociedad Contractual Free Gold), which is the owner of the Free Gold Project, increased from 50%  to 99%.

On our existing property in production, Free Gold, the Company plans to expand the alluvial gold operations at an estimated cost of $1.97 million within the next eight months, by increasing the existing equipment inventory and expanding the company’s alluvial processing plant.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.  Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Casablanca Mining Ltd. during the quarter ended March 31, 2011 and were not registered under the Securities Act:

On January 17, 2011, Suprafin, Ltd. (“ Suprafin”) converted the full amount of principal and accrued interest outstanding pursuant to a Convertible Promissory Note, dated February 7, 2009, issued by the Company in favor of Suprafin, as amended on February 5, 2010 (the “Suprafin Note”), into 641,111 shares of Common Stock.  The amount of principal and accrued interest at the time of conversion was approximately $14,425, and the conversion price pursuant to the Suprafin Note was $.0225.

On January 19, 2011, the Company entered into a Stock Purchase Agreement with WealthMakers, Ltd. (“WealthMakers”) whereby WealthMakers purchased 800,000 shares of Common Stock for a purchase price of $800,000.

On March 10, 2011, the Company entered into a Stock Purchase Agreement with Ms. de Maison whereby Ms. de Maison agreed to purchase up to 1,000,000 shares of Common Stock for a purchase price of $1.00 per share, in one or more installments as requested by the Company.  As of May 13, 2011, Ms. de Maison had purchased a total of 981,702 shares pursuant to this Agreement.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to to Registration Statement on Form 10 filed on January 14, 2009.
3.2	Amendment to the Articles of Incorporation of the Company. Incorporated by reference to the Current Report on Form 8-K filed February 8, 2011.
3.3	Bylaws. Incorporated by reference to the Registration Statement on Form 10 filed on January 14, 2009.
3.4	Amendment to the Bylaws of the Company. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
10.1	Stock Purchase Agreement, dated January 19, 2011, between USD Energy Corp. and WealthMakers, Ltd. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
10.2	Stock Purchase Agreement, dated March 10, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.
10.3
Stock Purchase Business Agreement, dated February 2, 2011, between Santa Teresa Minerals SA and Mario Oscar Comas San Martin (as translated from Spanish).  Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.

10.4
Engineering and Construction of an SX-CR Plant Agreement, dated March 15, 2011, between Santa Teresa Mineras SA and Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (as translated from Spanish).  Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.

31.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	/s/	Trisha Malone
Trisha Malone
Chief Financial Officer