Form 10-Q
period 2011-06-30
Casablanca Mining Ltd.
filed 2011-08-22
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-53558

CASABLANCA MINING LTD.

(Exact name of registrant as specified in its charter)

_________________

Nevada	80-0214005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9880 N. Magnolia Ave. #176

Santee, CA 92071
(Address of Principal Executive Offices) (Zip Code)

(619) 717-8047
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

As of August 19, 2011, the issuer had 55,370,285 shares of common stock ("Common Stock") outstanding.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

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

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
	June 30. 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$451,774	$9,390
Accounts receivable	12,661	9,762
Inventory	22,251	—
Prepaids	3,500	—
Total current assets	490,186	19,152

Other Assets
Property and equipment, net	5,158,576	3,745,516
Property-construction in progress	1,942,440	—
Goodwill	66,258	66,258
Total other assets	7,167,274	3,811,774

TOTAL ASSETS	$7,657,460	$3,830,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$439,823	$468,064
Beneficial stock conversion liability	49,807	—
Accounts payable and accrued interest	1,005,039	15,350
Due to related parties	1,092,000	1,092,000
Total liabilities	2,586,669	1,575,414

Stockholders' Equity
Common stock, $.001 par value,
100,000,000 shares authorized, 54,030,441 and 50,067,767 shares issued and outstanding respectively	54,030	50,068
Additional paid in capital	5,617,420	2,285,394
Accumulated other comprehensive income	101,170	—
Deficit accumulated during development stage	(701,829)	(79,950)
Total stockholders' equity	5,070,791	2,255,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,657,460	$3,830,926

See notes to consolidated financial statements.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended		From Inception (June 27, 2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Income	$1,401	$—	$2,768	$—	$2,768

Operating expenses
Mining property expenses	175,931	—	252,553	—	252,573
General and administrative	107,248	—	219,734	—	219,734
Legal and accounting	80,214	2,500	138,703	9,700	214,793
Total expenses	363,393	2,500	610,990	9,700	687,100

Operating loss	(361,992)	(2,500)	(608,222)	(9,700)	(684,332)

Interest expense	(6,405)	(988)	(13,657)	(1,862)	(17,497)

Net loss	$(368,397)	$(3,488)	$(621,879)	$(11,562)	$(701,829)

Loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.07)

Weighted average common shares - basic	52,179,445	1,053,900	51,770,722	1,053,900	10,108,579

See notes to consolidated financial statements.

Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended		From Inception (June 27, 2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Net loss	$(368,397)	$(3,488)	$(621,879)	$(11,562)	$(701,829)

Foreign currency translation adjustment	139,429	—	101,170	—	101,170

Total comprehensive loss	$(228,968)	$(3,488)	$(520,709)	$(11,562)	$(600,659)

See notes to consolidated financial statements.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From Inception (June 27, 2008) to June 30, 2011

Cash flows from operating activities
Net loss	$(621,879)	$(11,562)	$(701,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial stock conversion liability	49,807	—	49,807
Depreciation	57,886	—	57,886
Change in operating assets and liabilities:
Accounts receivable	(2,899)	—	(2,899)
Inventory	(22,251)	—	(22,251)
Prepaid expenses	(3,500)	—	(3,500)
Accounts payable and accrued liabilities	(10,311)	1,862	(10,634)
Cash used by operating activities	(553,148)	(9,700)	(633,421)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	—	—	9,390
Purchase of property and equipment	(400,000)	—	(400,000)
Property - construction in process	(1,993,386)	—	(1,993,386)
Loan to Santa Teresa Minerals	—	—	(1,000,000)
Cash used by investing activities	(2,393,386)	—	(3,383,996)

Cash flows from financing activities
Stock offering	3,301,563	—	4,362,686
Notes payable	(13,816)	9,700	335
Loans from related parties	—	—	5,000
Cash provided by financing activities	3,287,748	9,700	4,368,021

Effect of foreign exchange rate change	101,170	—	101,170

INCREASE IN CASH	442,384	—	451,774

BEGINNING CASH	9,390	—	—

ENDING CASH	$451,774	$—	$451,774

Supplemental disclosure of non-cash investing activities:
Property rights aquired via stock issuance	$20,000	$—	$20,000
Property rights aquired via liability assumed	1,000,000	—	1,000,000
	$1,020,000	$—	$1,020,000
Acquisition of Santa Teresa Minerals
Assets acquired	$—	$—	$3,755,278
Liabilites assumed	—	—	(2,555,926)
Goodwill	—	—	66,258
Total, net of cash aquired	$—	$—	$1,265,610

Common stock issued for acquisition	—	—	1,275,000

See notes to consolidated financial statements.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
Unaudited

NOTE 1: ORGANIZATION

Casablanca Mining Ltd. (the “Company” or “Casablanca”) is a Nevada Corporation engaged in the acquisition, exploration, development and operation of precious metal properties. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).

Casablanca was incorporated as USD Energy Corp. on June 27, 2008. On December 31, 2010, the Company acquired Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). See “Note 4: Santa Teresa Minerals Acquisition.” On February 4, 2011, the Company changed its name from USD Energy Corp. to Casablanca Mining Ltd.

The acquisition of Santa Teresa Minerals was accounted for as business combination, or a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010 through June 30, 2011 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only.

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

The functional currency of Casablanca is the United States Dollar, and the functional currency of Santa Teresa Minerals is Chilean Pesos. The financial statements are presented in United States dollars. The exchange rate at June 30, 2011 was 468.4999 Chilean Pesos per United States Dollar.

NOTE 2: GOING CONCERN

The Company’s financial statements at June 30, 2011 and for the period from inception (June 27, 2008) through June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $701,829 from inception through June 30, 2011. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Casablanca, its wholly owned subsidiary Santa Teresa Minerals, and the mining projects owned by Santa Teresa Minerals. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments.

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

NOTE 4: SANTA TERESA MINERALS ACQUISITION

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

In connection with the closing of the Exchange Agreement, we issued a note with a principal amount of $1,087,000 to Juan Carlos Camus Villegas (the “Villegas Note”), one of the Santa Teresa Shareholders, in exchange for a note in the same amount owed by Santa Teresa Minerals to him. The Villegas Note bears no interest and is payable in full, unless earlier converted, on November 1, 2012. Mr. Camus may declare the Villegas Note immediately due and payable in the event of any material breach of the note that remains uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets. Mr. Camus’ note contains an anti-dilutive feature which allows Mr. Camus to convert the Villegas Note at any time on or prior to June 30, 2012 into Common Stock at the conversion price of the lesser of $0.01 per share of Common Stock or lowest price at which the Company issues Common Stock during the conversion period. This conversion right is personal to Mr. Camus and in general, is suspended at any time that the number of shares that have been issued, or are issuable, to the STM Stockholders and their affiliates, or have otherwise been issued pursuant to the Villegas Note, exceeds 51% of the number of shares of Common Stock outstanding. As of June 30, 2011, the holder had the right to convert the note into 2,040,377 shares of Common Stock.

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

Assets & Liabilities Acquired	Amounts

Cash	$9,390
Accounts Receivable	9,762
Fixed Assets	3,745,516
Goodwill	66,258
Accounts Payable	(15,012)
Notes and Loans Payable	(2,540,914)

Purchase Price	$1,275,000

NOTE 5: PROPERTY AND EQUIPMENT

The following table sets forth our fixed assets at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	6/30/2011	12/31/2010

Mining Property/Land	$4,756,074	$3,291,472
Office Equipment	115,406	113,879
Furniture and Fixtures	111,324	109,851
Computer Equipment	57,342	56,584
Transportation Equipment	115,600	114,071
Office Improvements	80,046	78,987
Total Property and Equipment	5,235,790	3,764,844

Less Accumulated Depreciation	77,214	19,328

Net Property and Equipment	$5,158,576	$3,745,516

On February 2, 2011, Santa Teresa Minerals, signed a Business Purchase Agreement to increase its ownership in five of its Chilean gold mining subsidiaries. The increased stakes were paid for in a combination of 20,000 shares of our common stock, valued at $20,000, and $200,000 cash which was paid in five equal monthly installments of $40,000 each, starting February 4, 2011 and ending in June 2011.

On May 6, 2011, Santa Teresa Minerals S.A., entered into a Promise of Purchase Agreement to obtain a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”) in exchange for a purchase price of $1,200,000 payable in installments. This purchase was completed on June 29, 2011. $200,000 was paid at the time of completion of the transactions contemplated by the Purchase Agreement, $100,000 is payable on each of the six month, twelve month and eighteen month anniversaries of the Purchase Agreement, $200,000 is payable on each of the twenty four and thirty month anniversaries of the Purchase Agreement, and $300,000 is payable on the 36 month anniversary of the Purchase Agreement.

NOTE 6: PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.” Santa Teresa Minerals owns a 60% interest and Minera Anica Ltda owns a 40% interest in Sulfatos Chile. Santa Teresa has funded 100% of the operations of Sulfatos Chile. During the six months ended June 30, 2011, Santa Teresa Minerals contributed $1,942,440 to Sulfatos Chile toward the construction of a copper sulfate production facility. Santa Teresa Minerals intends to provide the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production.

NOTE 7: GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," we will periodically test the Goodwill for impairment.

NOTE 8: DEBT

In 2008, Trisha Malone, then our Chief Executive Officer and a director, advanced $5,000 on the Company’s behalf to pay a vendor. No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan. The balance due on this loan at June 30, 2011 is $5,000.

On February 7, 2009, the Company issued a Convertible Note (the “Suprafin Note”) to Suprafin, Ltd. in exchange for Suprafin’s agreement to lend the Company up to $25,000 for operating expenses. The Suprafin Note bears interest at a rate of 10.0% per annum and was due and payable on February 7, 2010. Suprafin had the right to convert at any time the outstanding principal and interest under the Suprafin Note into shares of Common Stock at the market closing price on the day prior to conversion. On February 5, 2010, the Suprafin Note was amended to extend the maturity date to February 7, 2011, to increase the amount the Company may borrow to up to $50,000 at any given time, and to set the conversion price at $.0225 per share. In July 2010, Suprafin converted the then outstanding principal and interest ($45,312) under the Suprafin Note into 2,013,867 shares of Common Stock. On January 17, 2011, Suprafin converted the outstanding principal and interest ($14,425) into 641,111 shares of Common Stock. See “Note 9: Related Party Transactions.”

In connection with the closing of the Exchange Agreement, the Company issued a note with a principal amount of $1,087,000 (the “Villegas Note”) to Juan Carlos Camus Villegas, one of the Santa Teresa Shareholders and presently an officer and director of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him. See “Note 4 – Santa Teresa Minerals Acquisition.” The Villegas Note gives Mr. Camus the right to convert the Note into shares of Common Stock of the Company provided such right is suspended at any time that the number of shares that have been issued or are issuable, to Mr. Camus and the former holders of the stock of Santa Teresa Minerals, and their affiliates, or have otherwise been issued pursuant to the Note exceeds 51% of the shares of Common Stock outstanding.

Santa Teresa has several lines of credit with Banco Security. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at 6/30/11	Balance Due at 12/31/10
Due to related parties:
Note to Trisha Malone	Interest Free, No Repayment Date	$5,000	$5,000
Note to Juan Carlos Camus	See Note 4	1,087,000	1,087,000
	Total Due	$1,092,000	$1,092,000
Notes payable:
Loan with Banco Santander Chile 1/28/10	24 Months at 8.3%	$22,953	$44,158
Line of Credit with Banco Security 6/9/11	Due 9/7/11 at 8.0%	32,205	32,132
Line of Credit with Banco Security 4/20/11	Due 7/19/11 at 7.5%	147,757	144,675
Line of Credit with Banco Security 5/16/11	Due 8/14/11 at 7.4%	194,282	190,887
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	42,627	42,063
Suprafin Note	10% Interest, Convertible Note	—	14,150
	Total Due	$439,823	$468,064

NOTE 9: RELATED PARTY TRANSACTIONS

In 2008, the Company issued 600,000 shares of Common Stock to Trisha Malone, a director and at the time Chief Executive Officer, in consideration of setup costs advanced on behalf of the Company and a business plan.

In 2008, Trisha Malone, a director and at the time our Company’s Chief Executive Officer, advanced $5,000 on the Company’s behalf to pay a vendor. No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan. The balance due on this loan at June 30, 2011 is $5,000. See “Note 8: Debt.”

In 2009, the Company issued a Convertible Note in the amount of $25,000 to Suprafin, Ltd. for a loan of up to $25,000 to fund operating expenses. In 2010 and 2011, the note was converted into an aggregate of 2,654,978 shares of Common Stock. See “Note 8: Debt.” Ms. Malone is the Corporate Secretary and Zirk Engelbrecht, a director of the Company and our President, is the Chief Executive Officer of Suprafin, Ltd.

Pursuant to Stock Purchase Agreement, dated December 7, 2010, Mr. Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd. (the “Stock Purchase Agreement Stockholders”), the Stock Purchase Agreement Stockholders purchased, in the aggregate, 21,500,000 shares of Common Stock for approximately $.05 per share or an aggregate sum of $1,100,000. At the time of these sales, Ms. de Maison (the Chief Executive Officer and sole director of Kensington & Royce, Ltd.) owned more than 10% of the outstanding Common Stock of the Company. Ms. de Maison, a director of the Company may also be considered a related party to Zirk Engelbrecht, who is President and a director of the Company, under the rules of the Securities Exchange Act of 1934. Ms. de Maison, and any entity controlled by Ms. de Maison, disclaim beneficial ownership of any securities beneficially owned by Mr. Engelbrecht or any entity controlled by Mr. Engelbrecht, and Mr. Engelbrecht, and any entity controlled by Mr. Engelbrecht, disclaim beneficial ownership of any securities beneficially owned by Ms. de Maison or any entity controlled by Ms. de Maison.

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers Ltd. for $1.00 per share or an aggregate of $800,000. Ms. de Maison is Chief Executive Officer, Chairman of the Board of Directors and majority shareholder of WealthMakers and Ms. Malone is Chief Financial Officer and a director of WealthMakers.

Pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended, the Company agreed to issue and sell to Ms. de Maison, and Ms. de Maison agreed to purchase, 4,000,000 shares of common stock for $1.00 per share. Ms. de Maison purchased 2,501,563 shares of common stock through June 30, 2011 and an additional 1,339,844 shares through August 15, 2011. Ms. de Maison’s obligation to purchase any remaining shares terminates if she ceases to be a director of the Company other than through her voluntary resignation. Either the Company or Ms. de Maison may terminate its or her respective obligations under the Stock Purchase Agreement with respect to any shares of Common Stock that are not purchased on or prior to December 31, 2011.

NOTE 10: COMMON STOCK

In June 2008, the Company issued 600,000 shares to Trisha Malone, a director and officer, in consideration of setup costs advanced on behalf of the Company and a business plan. See “Note 9: Related Party Transactions.”

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

In January 2011, the Company issued an additional 641,111 shares to Suprafin, Ltd. upon conversion of the remaining balance of $14,425 on the Suprafin Note. See “Note 8: Debt.”

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers, Ltd. for $800,000. See “Note 9: Related Party Transactions.”

From March 2011, through June 2011, the Company issued an aggregate of 2,501,563 shares to Ms. de Maison for $1.00 per share. See “Note 9: Related Party Transactions.”

In June 2011, the Company issued 20,000 shares of Common Stock to an individual pursuant to the Business Purchase Agreement dated February 2, 2011 whereby the Company increased its equity ownership in five of its Chilean mining subsidiaries in exchange for such shares and $200,000 in cash.

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

NOTE 13: SUBSEQUENT EVENTS

In accordance with ASC Topic No. 855 “Subsequent Events”, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2011 was filed with the Commission. The following events occurred subsequent to June 30, 2011 and require disclosure or recognition in these financial statements.

In July and August 2011, the Company issued 1,339,844 shares of Common Stock to Angelique de Maison for $1.00 per share, or a total of $1,339,844, pursuant to the March Stock Purchase Agreement as amended. See “Note 9 – Related Party Transactions.”

On August 16, 2011, the Company entered into an Exchange Agreement with Juan Carlos Camus Villegas (“Mr. Camus”) pursuant to which that certain convertible promissory note in a principal amount of $1,087,000 issued by the Company to Mr. Camus on December 31, 2010 (the “Original Note”) was cancelled upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, and a new non-convertible promissory note in the amount of $1,000,000 (the “New Promissory Note”). In addition, certain of the Company’s other shareholders agreed to vote an aggregate of 10,500,000 shares of common stock as directed by Mr. Camus until December 31, 2013.

The New Promissory Note, which does not contain the anti-dilutive features of the Original Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest shall be due and payable on November 1, 2012, provided however that the loan will become payable immediately upon demand by Mr. Camus following certain events, including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and Mr. Camus no longer being a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada Corporation (“Casablanca”) and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission.

On December 31, 2010, the Company acquired Santa Teresa Minerals. For a discussion of our financial statements prior to the acquisition of Santa Teresa Minerals (the “Santa Teresa Acquisition”), see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2010. The transaction was accounted for as business combination or a purchase, and the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only. Prior to the Santa Teresa Acquisition, we conducted only nominal business operations. As such, comparisons to financial periods prior to the Santa Teresa Acquisition may not be meaningful.

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

Overview

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Its gold and copper mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a producing gold mine, “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16 and the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different mining and mineral exploration properties including gold, copper and copper sulfate. Santa Teresa Minerals also owns 60% of Sociedad Sulfatos Chile S.A., a copper sulfate production project that owns the Anica Copper Mines, and a 60% position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Results of Operations

Revenues

Revenue for the three and six months ended June 30, 2011 were $1,401 and $2,768 respectively from the sale of scrap metal. There were no revenues for the same periods in 2010.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. We expect Santa Teresa Minerals will begin to generate revenues from its mining projects in the third quarter of 2011.

Operating Expenses

For the three and six months ended June 30, 2011, operating expenses were $363,393 and $610,990 respectively, compared to $2,500 and $9,700 for the three and six months ended June 30, 2010. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company and costs incurred in connection with the Santa Teresa Acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $6,405 and $13,657 for the three and six months ended June 30, 2011, respectively compared to $988 and $1,862 in interest expense for the three and six months ended June 30, 2010. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals.

Net Loss

For the three and six months ended June 30, 2011, net losses were $368,397 and $621,879, respectively compared to net losses of $3,488 and $11,562 for the three and six months ended June 30, 2010. Net losses were due to the operational expenses discussed above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2011, our principal sources of capital included cash of $451,774 compared to $9,390 at December 31, 2010. This capital was generated through private placements of our Common Stock. In January 2011, we raised $800,000 from the sale of 800,000 shares of Common Stock to WealthMakers, Ltd. In March 2011, Angelique de Maison individually agreed to purchase from us up to 1,000,000 shares of Common Stock at a purchase price of $1.00 per share which number was increased in May and June 2011 for a total of 4,000,000 shares of Common Stock at a price of $1.00 per share. As of August 9, 2011, we had sold a total of 3,841,407 shares to Ms. de Maison pursuant to this agreement.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing and contributions from its current principal shareholders. The Company intends to undertake private placements of its securities in order to raise future development and operating capital. The Company depends upon capital to be derived from contributions from its principal shareholders and future financing activities such as subsequent offerings of its securities. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its securities.

Going forward, Santa Teresa Minerals expects to incur average monthly costs, including capital purchases, of approximately $800,000 as it builds out the copper mine and copper sulfate production facility associated with Sulfatos Chile, and begins production at its Free Gold and Los Pinos properties. Santa Teresa Minerals also expects to incur further exploration costs and costs to develop technology as set forth in its plan of operations.

During the quarter ended June 30, 2011, the Company acquired various additional mining assets.

Los Pinos

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”)for a purchase price of $1,200,000 payable in installments. We paid $200,000 at the closing of the purchase and are obligated to pay $100,000 on each of the six month, twelve month and eighteen month anniversaries of the Purchase Agreement, $200,000 on each of the twenty four and thirty month anniversaries of the Purchase Agreement, and $300,000 on the 36 month anniversary of the Purchase Agreement.

Casuto Project

In February 2011, we increased our equity ownership in five of our Chilean gold mining subsidiaries in exchange for 20,000 shares of our Common Stock, valued at $20,000, and $200,000 in cash paid in five equal monthly installments ending in June 2011. This purchase resulted in the following increases in our equity ownership:

•	Our interest in Cia Contractual Casuto, which is the owner of Tauro 1-4 mining properties of the Casuto Project, increased from 55.125% to 65.125%.
•	Our interest in Sociedad Contractual Free Gold, which is the owner of the Free Gold Project, increased from 50% to 99%.
•	Our interest in Sociedad Contractual Minera Los Azules, which is the owner of Los Azules 1-3 mining properties of the Casuto Project, increased from 55.125% to 65.125%.
•	Our interest in Sociedad Legal Minera Tauro 5, which is the owner of Tauro 5 mining property of the Casuto Project, increased from 70% to 85.215%.
•	Our interest in Sociedad Legal Minera Tauro 6, which is the owner of Tauro 6 mining property of the Casuto Project, increased from 70% to 85.215%.

On our Casuto Project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

Sulfatos Chile

In March 2011, Santa Teresa Minerals signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project. The project is being paid for in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011. The total project cost per the agreement is $1,150,000 plus taxes. The plant is being fabricated offsite and is on schedule to be completed and installed by October 24, 2011.

At the Anica Copper Mine, a new two kilometer road has been installed and a 15 drill hole drilling program has been completed. Drill rigs were used to drill down to a depth of 140 meters. Drilling samples were taken to determine the grade of copper at the mine. The samples are currently being evaluated by a third party laboratory contracted by Sulfatos Chile.

We estimate that the entire copper sulfate production facility and working copper mining operation will cost approximately $6.2 million and will be completed by the end of 2011.

Free Gold

Pursuant to the Purchase Agreement discussed above, the Company’s stake in Contract Mining Company - Free Gold (also known as Sociedad Contractual Free Gold), which is the owner of the Free Gold Project, increased from 50% to 99%.

We plan to expand the alluvial gold operations at Free Gold at an estimated cost of $1.97 million within the next eight months, by increasing the existing equipment inventory and expanding the Company’s alluvial processing plant.

Fast Cooper

On June 28, 2011 the China Patent Office granted a patent for the electro-mining technology owned by Fast Cooper. We own 60% of Fast Cooper. Patents for the electro-mining process have been issued in Chile, South Africa and China and are pending in the United States, Canada, Australia and Brazil.

This patented process is significantly faster, cheaper, and more environmentally friendly than traditional copper extraction. Traditionally, copper has been extracted from raw material using the following method:

Copper bearing minerals are concentrated from crushed ores by froth flotation or bioleaching. Heating this material with silica in flash smelting removes much of the iron as slag. The process converts iron sulfides into oxides, which in turn react with the silica to form the silicate slag, which floats on top of the heated mass. The resulting copper matte is then roasted to convert all sulfides into oxides. The cuprous oxide is converted to blister copper upon heating. This step reduces the copper oxide to copper metal. Natural gas is blown across the blister to remove most of the remaining oxygen and electro-refining is performed on the resulting material to produce pure copper.

The electro-mining technology subject to the patent revolutionizes copper extraction technology by bypassing nearly all of the traditional copper extraction process, which is expensive, time consuming, and environmentally unfriendly, and extracts copper directly from crushed raw material using an electrical and chemical process that allows the copper to diffuse through the raw material and attach to a steel plate submerged in a chemical solution. The process is more environmentally friendly as the chemical solution is contained in plastic tanks and water and acid are recycled in a closed system.

We expect to continue to incur patent related costs as we continue work on the pending patents in the United States, Canada and Brazil.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A: Risk Factors

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Casablanca Mining Ltd. during the quarter ended June 30, 2011 and were not registered under the Securities Act:

During the quarter ended June 30, 2011, the Company issued 2,501,563 shares of Common Stock at $1.00 per share to Angelique de Maison pursuant to the Stock Purchase Agreement dated March 10, 2011 as amended. The Company issued an additional 1,339,844 shares of Common Stock to Ms. de Maison pursuant to such agreement in July and August 2011.

In June 2011 the Company issued 20,000 shares of Common Stock to an individual pursuant to the Business Purchase Agreement dated February 2, 2011 whereby the Company increased its equity ownership of five of its Chilean mining subsidiaries in exchange for such shares and $200,000 in cash.

These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  No general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6: Exhibits

Exhibit No.	Description
4.1	Promissory Note, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
10.1	Amendment No. 1 to Stock Purchase Agreement, dated May 19, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2011.
10.2	Amendment No. 2 to Stock Purchase Agreement, dated June 24, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2011.
10.3	Promise of Purchase Agreement, dated May 6, 2011, between Casablanca Mining Ltd. and Benito Alfonso Ferrer Herniquez and Santa Teresa Minerals. Incorporated by reference to the Current Report on Form 8-K filed on June 10, 2011.
10.4	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
31.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/	Trisha Malone
Trisha Malone
Chief Financial Officer

Date: August 22, 2011