Form 10-Q
period 2011-09-30
Casablanca Mining Ltd.
filed 2011-11-21
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 11, 2011, the issuer had 58,748,632 shares of common stock (“Common Stock”) outstanding.

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

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$116,471	$9,390
Accounts receivable	11,836	9,762
Inventory	26,902	-
Prepaids	7,398	-
Total current assets	162,607	19,152

Other Assets
Property and equipment, net	4,720,303	3,745,516
Property-construction in progress	3,697,322	-
Goodwill	66,258	66,258
Total other assets	8,483,883	3,811,774

TOTAL ASSETS	$8,646,490	$3,830,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$398,944	$468,064
Accounts payable and accrued interest	1,172,220	15,350
Due to related parties	1,017,055	1,092,000
Total current liabilities	2,588,219	1,575,414
Total Liabilities	2,588,219	1,575,414

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 58,304,188 and 50,067,767 shares issued and outstanding, respectively	58,304	50,068
Additional paid in capital	9,886,892	2,285,394
Accumulated other comprehensive income	(704,468)	-
Deficit accumulated during exploration stage	(3,182,457)	(79,950)
Total stockholders' equity	6,058,271	2,255,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,646,490	$3,830,926

See notes to consolidated financial statements

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	(June 27, 2008) to September 30, 2011

Income	$431	$-	$3,199	$-	$3,199

Operating expenses
Mining property expenses	177,736	-	430,289	-	430,289
General and administrative	163,268	-	383,001	-	383,021
Legal and accounting	78,144	5,500	216,847	15,200	292,937
Total expenses	419,148	5,500	1,030,137	15,200	1,106,247

Ordinary loss	(418,717)	(5,500)	(1,026,939)	(15,200)	(1,103,049)

Loss on note restructuring	(2,043,000)	-	(2,043,000)	-	(2,043,000)
Interest expense	(18,911)	(338)	(32,567)	(2,201)	(36,407)

Net loss	$(2,480,628)	$(5,838)	$(3,102,506)	$(17,401)	$(3,182,456)

Loss per share- basic	$(0.04)	$(0.00)	$(0.06)	$(0.01)	$(0.23)

Weighted average common shares - basic	56,016,240	2,498,631	53,201,444	1,540,769	13,654,762

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended		From Inceptions
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	(June 27, 2008) to September 30, 2011

Net income	$(2,480,628)	$(5,838)	$(3,102,506)	$(17,401)	$(3,182,456)

Foreign currency translation adjustment	(805,638)	-	(704,468)	-	(704,468)

Total comprehensive income	$(3,286,266)	$(5,838)	$(3,806,974)	$(17,401)	$(3,886,924)

See notes to consolidated financial statements

Casablanca Mining Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From June 27, 2008 (Inception) to September 30, 2011

Cash flows from operating activities
Net loss	$(3,102,506)	$(17,401)	$(3,182,456)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in note restructuring	1,913,000	-	1,913,000
Depreciation	64,623	-	64,623
Change in operating assets and liabilities
Accounts receivable	(2,074)	-	(2,074)
Inventory	(26,902)	-	(26,902)
Prepaid expenses	(7,398)	-	(7,398)
Accounts payable and accrued liabilities	168,925	2,201	168,602
Cash used in operations	(992,332)	(15,200)	(1,072,605)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	-	-	9,390
Purchase of property and equipment	(400,000)	-	(400,000)
Property - construction in process	(3,316,734)	-	(3,316,734)
Loan to Santa Teresa Minerals	-	-	(1,000,000)
Cash used in investing activities	(3,716,734)	-	(4,707,344)

Cash flows from financing activities
Stock offering	5,575,310	-	6,636,433
Notes payable	(54,695)	15,200	(40,545)
Loans from related parties	-	-	5,000
Cash provided by financing activities	5,520,615	15,200	6,600,888

Effect of foreign exchange rate change	(704,468)		(704,468)

INCREASE IN CASH	107,081	-	116,471

BEGINNING CASH	9,390	-	-

ENDING CASH	$116,471	$-	$116,471

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$20,000	$-	$20,000
Stock issued to restructure note agreement	2,000,000	-	2,000,000
Property rights acquired via liability assumed	1,000,000	-	1,000,000
	$3,020,000	$-	$3,020,000

Acquisition of Santa Teresa Minerals
Assets acquired	$-	$-	$3,755,278
Liabilites assumed	-	-	(2,555,926)
Goodwill	-	-	66,258
Total, net of cash aquired	$-	$-	$1,265,610

Common stock issued for acquisition	-	-	1,275,000

See notes to consolidated financial statements

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

Casablanca was incorporated as USD Energy Corp. on June 27, 2008.  On December 31, 2010, the Company acquired Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”).  See “Note 4: Santa Teresa Minerals Acquisition.”  Unless context requires otherwise, references to the "Company" or "we" refer to Casablanca and its consolidated subsidiaries.  On February 4, 2011, the Company changed its name from USD Energy Corp. to Casablanca Mining Ltd.

The acquisition of Santa Teresa Minerals was accounted for as a purchase.  Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010 through September 30, 2011 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

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

The functional currency of Casablanca is the United States Dollar, and the functional currency of Santa Teresa Minerals is Chilean Pesos.  The financial statements are presented in United States dollars.   The exchange rate at September 30, 2011 was 521.925 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

NOTE 2:	GOING CONCERN

The Company’s financial statements at September 30, 2011 and for the period from inception (June 27, 2008) through September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred a loss of $3,182,456 from inception through September 30, 2011.  In addition, the Company has not generated any material revenues.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company may not be able to obtain additional funds that it may require.  The Company does not presently have adequate cash from operations to meet its long-term needs.  Except for the lines of credit of Santa Teresa Minerals, as discussed under "Note 8: Debt," the Company does not currently have any established third-party bank credit arrangements.  The Company will seek additional funds through equity or debt financings, if available on terms and schedules acceptable to the Company.   If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development programs.

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, and notes payable approximate fair value due to the short-term maturity of these instruments.

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

Earnings (Loss) Per Share

Per ASC Topic 260 “Earnings Per Share,” basic EPS is determined using net income/(loss) divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income/(loss) by the weighted average shares outstanding, assuming all potentially dilutive shares of Common Stock were issued.

NOTE 4:	SANTA TERESA MINERALS ACQUISITION

On December 31, 2010, the Company acquired Santa Teresa Minerals through the exchange of 25,500,000 shares of its Common Stock for all of the issued and outstanding capital shares of Santa Teresa Minerals pursuant to that certain Exchange Agreement (the “Exchange Agreement”), dated December 7, 2010, among the Company, Santa Teresa Minerals and the shareholders of Santa Teresa Minerals (collectively, the “Santa Teresa Shareholders”).  The value of the shares of Common Stock issued in the exchange was $0.05 per share, as determined by a third party valuation.

In connection with the closing of the Exchange Agreement, we issued a note  (the “Camus Note”) with a principal amount of $1,087,000 to Juan Carlos Camus Villegas (“Mr. Camus”), one of the Santa Teresa Shareholders, in exchange for a note in the same amount owed by Santa Teresa Minerals to him.  The Camus Note bore no interest and was payable in full, unless earlier converted, on November 1, 2012.  Mr. Camus was able to declare the Camus Note immediately due and payable in the event of any material breach of the note that remained uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets.  Mr. Camus’ note contained an anti-dilutive feature which allowed Mr. Camus to convert the Camus Note at any time on or prior to June 30, 2012 into Common Stock at the conversion price of the lesser of $0.01 per share of Common Stock or lowest price at which the Company issues Common Stock during the conversion period.   This conversion right was personal to Mr. Camus and in general, would have been suspended at any time that the number of shares that had been issued, or were issuable, to the Santa Teresa Shareholders and their affiliates, or have otherwise been issued pursuant to the Camus Note, exceeded 51% of the number of shares of Common Stock outstanding.

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus, currently a director and the Company's Chief Executive Officer, pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of Common Stock, valued at $2,000,000, of the Company, and a new non-convertible promissory note in the amount of $1,000,000 (the “New Promissory Note”).  See “Note 8: Debt.”

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

	September 30,	December 31,
	2011	2010

Mining Property/Land	$4,373,642	$3,291,472
Office Equipment	103,592	113,879
Furniture and Fixtures	99,928	109,851
Computer Equipment	51,473	56,584
Transportation Equipment	103,767	114,071
Office Improvements	71,852	78,987
Total Property and Equipment	$4,804,255	$3,764,844

Less Accumulated Depreciation	83,951	19,328

Net Property and Equipment	$4,720,303	$3,745,516

On May 6, 2011, Santa Teresa Minerals, entered into a Promise of Purchase Agreement to obtain a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”).  The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase and are obligated to pay $100,000 on each of the six month, twelve month and eighteen month anniversaries of the purchase agreement, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement.

NOTE 6:	PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.”  Santa Teresa Minerals owns a 60% interest and Minera Anica Ltda. owns a 40% interest in Sulfatos Chile.  Santa Teresa Minerals has funded 100% of the operations of Sulfatos Chile.  During the nine months ended September 30, 2011, Santa Teresa Minerals contributed $3,697,322 to Sulfatos Chile toward the construction of a copper sulfate production facility.  Santa Teresa Minerals intends to provide the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production.

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

In 2008, Trisha Malone, then our Chief Executive Officer and a director, advanced $5,000 on the Company’s behalf to pay a vendor.  No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan.  The balance due on this loan at September 30, 2011 is $5,000.

On February 7, 2009, the Company issued a Convertible Note (the “Suprafin Note”) to Suprafin, Ltd. in exchange for Suprafin’s agreement to lend the Company up to $25,000 for operating expenses.  The Suprafin Note bore interest at a rate of 10.0% per annum and was due and payable on February 7, 2010.  Suprafin had the right to convert at any time the outstanding principal and interest under the Suprafin Note into shares of Common Stock at the market closing price on the day prior to conversion.  On February 5, 2010, the Suprafin Note was amended to extend the maturity date to February 7, 2011, to increase the amount the Company may borrow to up to $50,000 at any given time, and to set the conversion price at $.0225 per share.  In July 2010, Suprafin converted the then outstanding principal and interest ($45,312) under the Suprafin Note into 2,013,867 shares of Common Stock.   On January 17, 2011, Suprafin converted the outstanding principal and interest ($14,425) into 641,111 shares of Common Stock.   See “Note 9:  Related Party Transactions.”

In connection with the closing of the Exchange Agreement, the Company issued a note with a principal amount of $1,087,000 (the “Camus Note”) to Juan Carlos Camus Villegas (“Mr. Camus”), one of the Santa Teresa Shareholders and presently an officer and director of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him.  See “Note 4: Santa Teresa Minerals Acquisition.”

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000 (the “New Promissory Note”).

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears.  Principal and accrued and unpaid interest shall be due and payable on November 1, 2012, provided however that the loan will become payable immediately upon demand by Mr. Camus following certain events, including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and Mr. Camus no longer being a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director).

Santa Teresa Minerals has several lines of credit with Banco Security.  These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

		Balance Due at	Balance Due at
		September 30,	December 31,
Description	Terms	2011	2010

Note to Trisha Malone	Interest Free, No Repayment Date	$5,000	$5,000
Note to Juan Carlos Camus	See Note 4 and Note 8	1,012,055	1,087,000
	Total Related Party Debt	$1,017,055	$1,092,000

Loan with Banco Santander Chile 1/28/10	24 Months at 8.3%	$10,425	$44,158
Line of Credit with Banco Security 9/7/11	Due 12/7/11 at 8.0%	30,536	32,132
Line of Credit with Banco Security 7/19/11	Due 10/19/11 at 8.0%	137,063	144,675
Line of Credit with Banco Security 8/14/11	Due 11/14/11 at 8.0%	181,125	190,887
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	38,264	42,063
MasterCard Credit Card with Banco Security	Revolving Credit Card	1,532	-
Suprafin Note	10% Interest Convertible Note	-	14,150
	Total Loans Payable	$398,944	$468,065

	Total Debt at September 30, 2011	$1,415,999	$1,560,065

NOTE 9:	RELATED PARTY TRANSACTIONS

In 2008, the Company issued 600,000 shares of Common Stock to Trisha Malone, a director and at the time Chief Executive Officer, in consideration of setup costs advanced on behalf of the Company and a business plan.

In 2008, Trisha Malone, a director and at the time our Company’s Chief Executive Officer, advanced $5,000 on the Company’s behalf to pay a vendor.  No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan.  The balance due on this loan at September 30, 2011 is $5,000.  See “Note 8: Debt.”

In 2009, the Company issued a Convertible Note in the amount of $25,000 to Suprafin, Ltd. for a loan of up to $25,000 to fund operating expenses.  In 2010 and 2011, the note was converted into an aggregate of 2,654,978 shares of Common Stock.  See “Note 8: Debt.”  Ms. Malone is the Corporate Secretary and Zirk Engelbrecht ("Mr. Engelbrecht"), a director of the Company and our President, is the Chief Executive Officer of Suprafin, Ltd.

Pursuant to Stock Purchase Agreement, dated December 7, 2010, Thomas Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd.  (the “Stock Purchase Agreement Stockholders”), the Stock Purchase Agreement Shareholders purchased, in the aggregate, 21,500,000 shares of Common Stock for approximately $.05 per share or an aggregate sum of $1,100,000.    At the time of these sales, Ms. de Maison (the Chief Executive Officer and sole director of Kensington & Royce, Ltd.) owned more than 10% of the outstanding Common Stock of the Company.  Ms. de Maison, currently a director of the Company, may also be considered a related party to Zirk Engelbrecht, who is President and a director of the Company, under the rules of the Securities Exchange Act of 1934.  Ms. de Maison, and any entity controlled by Ms. de Maison, disclaim beneficial ownership of any securities beneficially owned by Mr. Engelbrecht or any entity controlled by Mr. Engelbrecht, and Mr. Engelbrecht, and any entity controlled by Mr. Engelbrecht, disclaim beneficial ownership of any securities beneficially owned by Ms. de Maison or any entity controlled by Ms. de Maison.

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers Ltd. for $1.00 per share or an aggregate of $800,000.  Ms. de Maison is Chief Executive Officer, Chairman of the Board of Directors and majority shareholder of WealthMakers and Ms. Malone is Chief Financial Officer and a director of WealthMakers.

Pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended, the Company agreed to issue and sell to Ms. de Maison, and Ms. de Maison agreed to purchase, up to 8,200,000 shares of Common Stock for $1.00 per share.  On June 28, 2011, in connection with an amendment to the Stock Purchase Agreement, Ms. de Maison was appointed as a director of the Company.   During the three months ended September 30, 2011, Ms. de Maison purchased 2,273,747 shares of Common Stock under this agreement as amended.  Ms. de Maison has purchased a total of 4,775,310 shares of Common Stock under this agreement as amended.  Ms. de Maison’s obligation to purchase any remaining shares terminates if she ceases to be a director of the Company other than through her voluntary resignation.  Either the Company or Ms. de Maison may terminate its or her respective obligations under the Stock Purchase Agreement with respect to any shares of Common Stock that are not purchased on or prior to December 31, 2011.

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus, presently a director and Chief Executive Officer of the Company,  pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000.  See “Note 8: Debt.”

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

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers, Ltd. for $800,000.  See “Note 9: Related Party Transactions.”

From March 2011 through September 2011, the Company issued an aggregate of 4,775,310 shares to Ms. de Maison for $1.00 per share.  See “Note 9: Related Party Transactions.”

In June 2011, the Company issued 20,000 shares of Common Stock to an individual pursuant to the Business Purchase Agreement dated February 2, 2011 whereby the Company increased its equity ownership in five of its Chilean mining subsidiaries in exchange for such shares and $200,000 in cash.

In August 2011, the Company issued 2,000,000 shares of Common Stock to Juan Carlos Camus Villegas.  See “Note 8: Debt” and “Note 9: Related Party Transactions.”

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

In accordance with ASC Topic No. 855 “Subsequent Events”, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended September 30, 2011 was filed with the Commission.  The following events occurred subsequent to September 30, 2011 and require disclosure or recognition in these financial statements.

On October 14, 2011, Casablanca Mining Ltd. (the “Company”) and LV Ventures Inc. (“LV Ventures”) entered in to a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby LV Ventures agreed to purchase 1,333,333 shares of common stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares each beginning on October 14, 2011.  The purchase of the first installment was completed on October 14, 2011.  As of November 18, 2011, LV Ventures had failed to make the installment payment due on November 15, 2011 and a demand notice was sent to LV Ventures requesting payment by November 21, 2011.  Concurrently with the Stock Purchase Agreement, the parties entered into a Registration Rights Agreement pursuant to which LV Ventures received two demand registration rights after April 15, 2012 and piggyback registration rights.

On October 14, 2011 the size of the board of directors was increased to six directors, and William Farley, CEO of LV Ventures, was appointed to the board of directors to fill the vacancy created by the increase in size of the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada Corporation (“Casablanca”) and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission.

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

Overview

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Its gold and copper mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a historically producing gold mine , “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16 and the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different mining and mineral exploration properties including gold, copper and copper sulfate. Santa Teresa Minerals also owns 60% of Sociedad Sulfatos Chile S.A., a copper sulfate production project that owns the Anica Copper Mines, and a 60% equity position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Results of Operations

Revenues

Revenue for the three and nine months ended September 30, 2011 were $431 and $3,199 respectively from the sale of scrap metal.  There were no revenues for the same periods in 2010.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants.  We expect Santa Teresa Minerals will begin to generate revenues from its mining projects late in the fourth quarter of 2011 or early in the first quarter of 2012.

Operating Expenses

For the three and nine months ended September 30, 2011, operating expenses were $419,148 and $1,103,049 respectively, compared to $5,500 and $15,200 for the three and nine months ended September 30, 2010.    Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company and costs incurred in connection with the Santa Teresa Acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses.  These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $18,911 and $32,567 for the three and nine months ended September 30, 2011, respectively compared to $338 and $2,201 in interest expense for the three and nine months ended June 30, 2010.  Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the New Promissory Note with Mr. Camus.

Net Loss on Note Restructuring

The issuance of 2,000,000 shares of Common Stock at a fair value of $2,000,000 and the payment of $130,000 in cash per the New Promissory Note with Mr. Camus, and a reduction in the principal amount previously owed to Mr. Camus under the Camus Note of $87,000 as replaced by the New Promissory Note with Mr. Camus resulted in net loss on note restructuring of $2,043,000  for the three and nine months ended September 30, 2011, respectively compared to no other expense for the three and nine months ended September 30, 2010.

Net Loss

For the three and nine months ended September 30, 2011, net losses were $2,480,628 and $3,102,506, respectively, compared to net losses of $5,838 and $17,401 for the three and nine months ended September 30, 2010.  Net losses were due to the operational expenses, interest expense and other expense discussed above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2011, our principal sources of capital included cash of $116,471 compared to $9,390 at December 31, 2010.  This capital was generated through private placements of our Common Stock. In January 2011, we raised $800,000 from the sale of 800,000 shares of Common Stock to WealthMakers, Ltd.  In March 2011, Angelique de Maison individually agreed to purchase from us up to 1,000,000 shares of Common Stock at a purchase price of $1.00 per share which number was increased in May, June and September 2011 for a total of 8,200,000 shares of Common Stock at a price of $1.00 per share.  As of September 30, 2011, we had sold a total of 4,775,310 shares to Ms. de Maison pursuant to this agreement.

Santa Teresa Minerals also has several lines of credit with Banco Security which provides liquidity for operations.  These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing and contributions from its current principal shareholders and other investors.  On October 14, 2011, the Company and LV Ventures Inc. entered in to a Stock Purchase Agreement, whereby LV Ventures agreed to purchase 1,333,333 shares of common stock of the Company  for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares each beginning on October 14, 2011. The Company intends to undertake additional private placements of its securities in order to raise future development and operating capital. The Company depends upon capital to be derived from contributions from its principal shareholders and future financing activities such as subsequent offerings of its securities. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its securities.

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

During the nine months ended September 30, 2011, the Company acquired various additional mining assets.

Los Pinos

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”) for a purchase price of $1,200,000 payable in installments.  We paid $200,000 at the closing of the purchase and are obligated to pay $100,000 on each of the six month, twelve month and eighteen month anniversaries of the purchase agreement dated May 6, 2011, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement.

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

Sulfatos Chile

In March 2011, Santa Teresa Minerals signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project.  The project is being paid for in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011.  The total project cost per the agreement is $1,150,000 plus taxes.The plant was fabricated offsite and has been completed.  The plant was scheduled to be installed by October 24, 2011, however, installation has been delayed, pending permits. We anticipate the plant will be completed by the end of the year.

In addition, at the Anica Copper Mine which is part of the Sulfatos Chile S.A. Anico Project, a new two kilometer road has been installed and a 15 drill hole drilling program has been completed.  Drill rigs were used to drill down to a depth of 140 meters.  Drilling samples were taken to determine the grade of copper at the mine.  The samples are currently being evaluated by a third party laboratory contracted by Sulfatos Chile.

 We estimate that the entire copper sulfate production facility and working copper mining operation will cost approximately $6.2 million and will be completed by the end of 2011.

Free Gold

In February 2011, along with the Company's increased stakes in the Casuto Project, the Company’s stake in Contract Mining Company - Free Gold (also known as Sociedad Contractual Free Gold), which is the owner of the Free Gold Project, increased from 50%  to 99%.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.  Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, on June 17, 2011, the Company dismissed Gruber & Company, LLC as the Company's independent auditor and appointed DeJoya, Griffith & Company, LLC to serve as the Company's new independent auditor.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A: Risk Factors

Not applicable.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

From June 30, 2011 through September 30, 2011, the Company issued 2,273,747 shares of Common Stock at $1.00 per share to Angelique de Maison pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended.  These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  Ms. de Maison is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description
4.1	Promissory Note, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
10.1
Amendment No. 3 to Stock Purchase Agreement, dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison.  Incorporated by reference to the Current Report on Form 8-K filed on  September 6, 2011.

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

Date: November 21, 2011