Form 10-K
period 2011-12-31
Casablanca Mining Ltd.
filed 2012-04-16
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes      ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, June 30, 2011.   $111,961,640

On April 10, 2012, the Registrant had 59,657,521 outstanding shares of common stock (“Common Stock”), $.001 par value.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to Casablanca Mining Ltd., a Nevada corporation, formerly known as USD Energy Corp. (“Casablanca”), and, unless the context indicates otherwise, also include our subsidiary, Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”), and its majority-owned subsidiaries as described in greater detail below under the caption “Business.”

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

All statements in this Annual Report, including under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact, are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the mining industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. Such risk factors include, among others: whether we can successfully execute our operating plan, including mining and exploration projects; results of exploration, project development and capital costs of mineral properties; volatility of market prices for gold; our ability to integrate acquired companies and technology; our ability to retain key employees; general market conditions; and other factors discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. Furthermore, any estimates of mineralized material are based upon estimates made by us and our consultants. Until mineralized material is actually mined and processed, it must be considered an estimate only. Actual results may differ materially from those contained in the forward-looking statements in this press release. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

On December 31, 2010, USD Energy Corp. acquired Santa Teresa Minerals through an exchange agreement with its shareholders. Santa Teresa Minerals was formed on July 27, 2008 as a limited liability company organized under the laws of Chile, South America. Under the exchange agreement, we acquired all of the outstanding securities of Santa Teresa Minerals in exchange for 25,500,000 shares of our Common Stock and a convertible promissory note in the principal amount of $1,087,000. We accounted for this acquisition as a business combination. As a result of this acquisition (the “Santa Teresa Acquisition”), we ceased to be a “shell” corporation and modified our plan of operations to engage in the current business of Santa Teresa Minerals. On February 4, 2011, we amended our Articles of Incorporation to change our name from “USD Energy Corp.” to “Casablanca Mining Ltd.”

Mining Operations

We engage, through our wholly owned subsidiary, Santa Teresa Minerals, in the acquisition, exploration, development and operation of gold mining interests in Chile, South America. Our gold mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various majority owned subsidiaries, mining rights in a historically producing gold mine, “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, and Los Chipi 1-16, and the “New Gold/Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different gold mining and gold exploration properties.

Santa Teresa Minerals also has a 20% equity interest in a company with interests in a copper sulfate production project and a 60% equity position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Mining Interests

Claims/Mining Properties	Location	Entity	Ownership Interest
Los Esteros 1, Los Esteros 2, Los Esteros 3, Los Esteros 4, Los Esteros 5	Free Gold Project, Marga Marga, Quilpue	Sociedad Contractual Free Gold	99.900%
Chipi 1 through 16	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	100.000%
Tauro Uno (1), Tauro Dos (2), Tauro Tres (3), Tauro Cuatro (4)	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	5.130%
		Cia Contractual Casuto	62.125%
Total Tauro Uno through Tauro Cuatro			70.250%
Tauro Cinco (5)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 5	85.215%
Tauro Seis (6)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 6	85.215%
Los Azules 1, Los Azules 2, Los Azules 3	Casuto Project, Los Vilos	Sociedad Contractual Minera Los Azules	65.125%
Teresita uno de veinte, Los Pinos uno de treinta	Los Pinos Project, Rancagua	Santa Teresa Minerals (Directly)	70.000%

Free Gold Project. Santa Teresa Minerals owns 99.9% of the mining society Sociedad Contractual Free Gold. Sociedad Contractual Free Gold has claims in the gold mining properties Los Esteros 1-1-20, Los Esteros Dos-1-20, Los Esteros 2-1-20, Los Esteros 4-1-20, Los Esteros 5-1-20, Tauro 1-1-20, and Tauro 2-1-13, and Tauro 3-1-20. Sociedad Contractual Free Gold was formed in August 2010 as a joint venture between Santa Teresa Minerals and Juan Carlos Camus. Santa Teresa Minerals increased its original 60% ownership position to 99.9% through an acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining 0.1% interest of Sociedad Contractual Free Gold is owned by Juan Carlos Camus. Santa Teresa minerals is responsible for all mining, administrative and operating management of this property and Mr. Camus is entitled to 0.1% of profits after direct and indirect costs.

New Gold/Los Pinos. In June 2011, Santa Teresa Minerals acquired a 70% ownership interest in each of the mining claims currently known as Teresita uno de veinte and Los Pinos uno de treinta, also referred to as the New Gold/Los Pinos Project, in exchange for a purchase price of $1,200,000. The remaining 30% is owned byAlfredo Manfredi. Under the joint ownership arrangement, Mr. Manfredi is not obligated to make any payments or contribution for the maintenance, exploration or exploitation of the property. Santa Teresa minerals is responsible for all mining, administrative and operating management of this property and Mr. Manfredi is entitled to 33% of profits after direct and indirect costs.

Casuto Project. Santa Teresa Minerals has a variety of direct and indirect interests in the Casuto Project.

Santa Teresa Minerals owns 62.125% of the mining society Compañia Contractual Casuto. Compañia Contractual Casuto has claims in the gold exploration properties Tauro Uno 1-20, Tauro Dos 1-20, Tauro Tres, 1-20 and Tauro Quatro, 1-20 of the Casuto Project.Cia Contractual Casuto was formed in November 2008 by Santa Teresa Minerals, Mario Oscar Comas San Martin, Alfredo Rovaldo Manfredi Aguirre and Carlos Manuel Ugarte Lamarid. Santa Teresa Minerals increased its original 55% ownership position to 62.125% through the acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining interests are owned as follows: Alfredo Manfredi Aguirre 27% and Carlos Ugarte Lamadrid 7.875%.

Santa Teresa Minerals owns a 85.215% of the mining society Sociedad Legal Minera Tauro Cinco Uno de Los Vilos. Sociedad Legal Minera Tauro Cinco Uno de Los Vilos has claims in the gold exploration properties Tauro Cinco 1-20 of the Casuto Project. Sociedad Legal Minera Tauro Cinco Uno de Los Vilos was formed in August 2009 by Santa Teresa Minerals, Alfredo Manfredi Aguirre, Carlos Ugarte Lamadrid and Mario Oscar Comas San Martin. Santa Teresa Minerals increased its original 70% ownership position to 85.215% through the acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining interests are owned as follows: Alfredo Manfredi Aguirre 7% and Carlos Ugarte Lamadrid 7.875%.

Santa Teresa Minerals also owns 85.215% of the mining society Sociedad Legal Minera Tauro Seis Uno de Los Vilos. Sociedad Legal Minera Tauro Seis Uno de Los Vilos has claims in the gold exploration properties Tauro Seis 1-20 of the Casuto Project. Sociedad Legal Minera 6 was formed in August 2009 by Santa Teresa Minerals, Alfredo Manfredi Aguirre, Carlos Ugarte Lamadrid and Mario Oscar Comas San Martin. Santa Teresa Minerals increased its original 70% ownership position to 85.215% through the acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining interests are owned as follows: Alfredo Manfredi Aguirre 7% and Carlos Ugarte Lamadrid 7.875%.

Santa Teresa Minerals owns 65.125% of Sociedad Contractual Minera Los Azules. Sociedad Contractual Minera Los Azules has claims in the gold exploration properties Los Azules Uno 1-20, Los Azules Dos 1-20 and Los Azules Tres 1-20 of the Casuto Project. Sociedad Contractual Minera Los Azules was formed in August 2009 by Santa Teresa Minerals, Alfredo Manfredi Aguirre, Carlos Ugarte Lamadrid and Mario Oscar Comas San Martin. Santa Teresa Minerals increased its original 55.125% ownership position to 65.125% through the acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining interests are owned as follows: Alfredo Manfredi Aguirre 17% and Carlos Ugarte Lamadrid 17.875%.

Santa Teresa Minerals owns mining exploration claims Chipi 1-16 of the Casuto Project.

Copper and Copper Sulfate Interests. In February 2012, Santa Teresa Minerals sold its 60% interest in Sulfatos Chile, S.A. to Bluestone SA in exchange for the cancellation of debt, cash and stock representing a 20% interest in Bluestone at the time. Sulfatos Chile owns the Anico Copper Mine and is building a copper sulfate production facility.

Santa Teresa Minerals also owns a 60% interest in Fast Cooper, S.A., a Chilean corporation with intellectual property for a proprietary electro-mining process. Fast Cooper was formed by Santa Teresa Minerals and LAC Ingeneria y Construcciones, Ltda. in October 2010. LAC Ingeneria y Construcciones, Ltda. owns the remaining 40% interest. Under the joint ownership arrangement Santa Teresa Minerals is responsible for maintaining the patents and LAC Ingenieria y Construcciones is entitled to 40% of the profits of the joint venture.

Plan of Operations. Our current plan of operations is to perform further exploration, drilling, mapping and where possible mining on our various interests, as follows:

With respect to the Sociedad Contractual Free Gold, we plan to expand the alluvial gold operations at an estimated operating cost of $1.4 million and $4.5 million in capital investments in 2012, by increasing the existing equipment inventory and expanding our alluvial processing plant. We are currently permitted to mine 5,000 cubic meters per month of raw material and are currently seeking to increase the permits to 20,000 cubic meters per month of raw material.

With respect to our properties in the Casuto Project, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest. We have not allocated any resources to this activity during 2012.

With respect to our New Gold/Los Pinos Project, we intend to build access roads and to perform tunneling works in the second half of 2012. We estimate that this development will cost a total of approximately $800,000, however, we have not funded this amount in our internal budget for 2012.

During the next twelve months, we plan to satisfy our cash requirements through revenues from operations, existing cash and financing commitments, proceeds from the sale of its interests in Sulfatos Chile, and additional equity and debt financings.

Sale of Gold

We have a very small amount of gold that we have collected though our sampling process. We are currently warehousing the gold; it will be sold at a future time, and from time to time, as determined by management.

Employees

We currently have three management level employees who work for Casablanca (one is employed full time, one employed part-time, one is employed on a part-time basis and is not compensated) and one full time management level employee who works for Santa Teresa (who is not compensated).

Santa Teresa Minerals employs thirteen full-time employees.

We may require additional employees in the future as we expand our operations. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required.

Patents

Santa Teresa Minerals owns a 60% equity interest in Fast Cooper, S.A. which holds the rights to mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining. Patents are issued in the following countries: USA, Chile, China and South Africa. These patents will expire between 2026 and 2027, depending on the country. We also have patent applications pending in the following countries: Canada, Australia and Brazil. The Company owns no other patents or trademarks.

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

Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Permits for exploration and development are administered by the Chilean National Geological and Mining Service (SERNAGEOMIN). Environmental compliance is assured via the offices of the National Environmental Committee (CONAMA). Claim titles are recorded at the local Mining Conservator in Copiapo.

We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations please see Item 7 --“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Operating Results.”

We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs, but may from time to time need to apply for new, or renew our current, licenses, permits or other authorizations to continue our business or expand our operations. For example, at the Free Gold Project, we are currently permitted to mine 5,000 cubic meters per month of raw material, but we are seeking to increase the permits to 20,000 cubic meters per month of raw material. We are currently working on a mining plan that will be submitted to the local authorities in the first half of 2012. We anticipate that our application will be approved, however, until we receive such permit for increase our mining activities, our operations will be limited to 5,000 cubic meters per month of raw material.

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

Item 1A	RISK FACTORS

Not applicable.

Item 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2	PROPERTIES

We have an administrative office in San Diego, California, which Director and Corporate Secretary Trisha Malone provides to us without charge. Santa Teresa Minerals has offices in Santiago, Chile that are leased by our Chief Executive Officer Juan Carlos Camus Villegas and provided to us without charge.

Through Santa Teresa Minerals or through subsidiaries of Santa Teresa Minerals, we hold interests in various mining properties described below, we do not own any real estate property.

Operating Mine Interests

Free Gold Company

Santa Teresa Mineral’s majority- owned subsidiary, Sociedad Contractual Free Gold, operates a producing alluvial gold mine in the Marga –Marga wash area of Quilpue, Chile. Alluvial mining refers to mining precious metal deposits found in alluvial deposits, or deposits of sand and gravel in modern or ancient stream beds.

Map of Marga-Marga Wash, Quilpue, Chile

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

Current Study

In June 2011, we received a National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") technical report on our property interests in the Free Gold Project. The Report, entitled "Independent Technical Report Free Gold Property V Region Valparaiso, Chile,” was prepared by the Fladgate Exploration Consulting Corporation under the supervision of Michael Thompson, HBSc, P.Geo and Caitlin Jeffs, HSBc, P .Geo.

The Report states “Through the acquisition of the Free Gold Project, Casablanca has acquired a portion of a major historical placer gold mining district in Chile that has, for the most part, not been subjected to modern exploration and exploitation techniques. The property holds the potential to host significant gold mineralization of similar character and grade as those exploited in the district historically.”

The preliminary results of the exploration pit program “confirmed the general location and tenor of the mineralization reported from the 1991 pitting and trenching program. Samples were taken and passed through a wash plant including a series of sluice boxes and a final step of gold panning. Gold recovered from each sample was weighed to determine gold grade per cubic meter. Sampling was extended to bedrock wherever possible.” Results show gold concentration ranging from 0.124 to 1.356 grams per cubic meter, weighted average grade of .665 grams per cubic meter and a mean value of .699 grams per cubic meter. These samples are not “proven” or “probable” reserves, as such terms are defined by regulations promulgated by the Securities and Exchange Commission and may not be indicative of such reserves.

The Report notes, however, that the “Free Gold Project should be considered an early exploration project upon which Casablanca has begun to conduct an exploration program in order to gain a further understanding and testing the extent of the mineralization located on the property.”

Development

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

Our historical average cost for operations of this project over the last twelve months is $20,000 a month. We currently have equipment for production of 5,000 cubic meters per month on the property and we expect to increase capacity to 20,000 cubic meters per month once final permitting is approved, which we expect in the second quarter of 2012. This production increase requires a new preparation plant, with production expected to increase to an annual rate of 240,000 cubic meters per year, subject to production conditions. We further anticipate total capital expenditures related to the property to be approximately $4.5 million including the preparation plant and mining equipment and up to $1.4 million for additional exploration. Additional increases in production costs are expected in the coming months to support the increase in production. These additional costs will be financed by a mix of internal resources and capital leases.

Exploration Properties

New Gold/Los Pinos

Santa Teresa Minerals owns a 70% interest in a hard-rock gold mine in Rancagua, Chile. The mining property includes 300 hectares called, “Los Pinos 1-30” and 100 hectares called “Teresita 1-20”. The properties are in the Valley of Cachapoal, on the plateau that lies to the West of the village of Coltauco, 700 meters above sea level, a distance of 55 km from the city of Rancagua, approximately 150 km from Santiago. Santa Teresa Minerals acquired the interests in the New Gold/Los Pinos Project in June 2011 at a cost of $1,200,000, payable in installments, as described in greater detail below under “Results of Operations.”

Las Cabras
H-30
66
Los Pinos
Pichidegua
H-76
H-56
Peumo
H-82

Map showing location of New Gold/Los Pinos

History

This mine was mined in the late 1940s until 1949 when, due to a landslide, it was capped and abandoned. In the 1980s it was rediscovered, and is now manifested, measured and current on its claim maintenance requirements.

Current Study

The mine covers an area of 400 hectares and corresponds to a first vein which shows significant potential for gold. The expectations for the mine are derived from the altered area and historical knowledge of a second parallel vein, which shows more potential than the surface gold anomalies of the first vein, and increases the mine’s potential reserves substantially.

Development

We have allocated enough resources in our internal 2012 budget to complete access roads to the mine. We have estimated the total cost to get the mine to a production stage to be approximately $800,000; however, we have not allocated these funds in our internal 2012 budget.

Casuto Wash Location

Santa Teresa Minerals directly and indirectly through several majority owned subsidiaries has interests in several mining claims in the Casuto Project, a gold exploration project. The Casuto Project is comprised of 6,200 hectares, located 20 kilometers to the north of the city of Los Vilos, IV Region, Province of Choapa, Chile, and its central coordinates are N 6.483.000 and E 268.000 at an average height of 50 meters above sea level.

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

The study found that mineralization recognized on samplings corresponds mainly to thick gold with particle sizes over 150 mesh. “Mesh” is a unit of measurement equal to approximately 0.24 microns. Historical information indicates that some sectors may contain larger particles and gold bearing nuggets. A sampling of bedrock yielded values of 5 grams per metric ton of gold, indicating significant gold resources in the opinion of the author of the report. These samples are not necessarily considered “proven” or “probable” reserves, as such terms are defined by regulations promulgated by the Securities and Exchange Commission and may not be indicative of such reserves.

In July 2011, we received a National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") technical report on the Casuto Gold Property. The NI 43-101 technical report entitled "Independent Technical Report Casuto Project IV Region Coquimbo, Chile” was prepared by Fladgate Exploration Consulting Corporation under the supervision of Michael Thompson, HBSc, P.Geo and Caitlin Jeffs, HSBc, P .Geo.

Fladgate reviewed the study completed in early 2010 during which Consultores Geológicos Asociado took five alluvial samples on the property. Samples were taken and washed in a sluice box to concentrate heavy particles. The heavy particle concentrate was then sent to laboratories in Santiago for analysis of gold content. Results of this analysis show alluvial gold concentration ranging from 0.514 grams per cubic meter to 0.650 per cubic meter. The report notes that while the sampling process was the same in practice and principle as a mining process would be, the sampling method used had the potential to introduce human error during the sample collection stage and, therefore, the sampling method was not compliant with the standards for NI 43-101 and the results were inadequate to verify the actual amounts of gold in the alluvium. Fladgate did not perform any sampling or report any reserve estimates for the report.

The Report concludes that “the Casuto Project should be considered to be an early stage exploration project upon which Casablanca has begun to conduct an exploration program in order to gain a further understanding and testing the extent of the mineralization on the property.”

Development

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

The property is without known reserves and the proposed program is exploratory in nature. Current costs to December 31, 2011 are recorded at $65,000. On our Casuto Project claims, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $5.5 million, however, these costs have not been included in our internal budget for 2012.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

As of December 31, 2011, we were an exploration company and had not engaged in any actual mining activities that would result in mining violations. While we hold various interests in mining properties, we do not own any real property.

PART II

Item 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has traded on the Over the Counter Bulletin Board since May 3, 2010, under the symbol “CUAU” since February 17, 2011. The market represented by the Over the Counter Bulletin Board is limited and the price for our Common Stock quoted on the Over the Counter Bulletin Board is not necessarily a reliable indication of the value of our Common Stock. The following table sets forth the high and low bid prices for shares of our Common Stock for the periods noted, as reported on the Over the Counter Bulletin Board since our Common Stock began trading. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
2011:
Fourth Quarter	$7.20	$4.99
Third Quarter	$9.00	$1.05
Second Quarter	$10.00	$5.50
First Quarter	$11.00	$6.00
2010:
Fourth Quarter	$14.00	$2.00
Third Quarter	$3.25	$0.30
Second Quarter (May 3 –June 30)	$1.05	$0.15

Holders

As of April 10, 2012, there were 59,657,521 shares of Common Stock outstanding held by approximately 143 holders of record.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0		0	0

Equity compensation plans not approved by security holders	7,000,000	(1)	$0.02	0

Total	7,000,000		N/A	0

(1) On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three year terms. Global Investments II is a Maine limited liability company in which William Farley, a member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten year Warrant to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to the following conditions to exercise (none of which have been currently achieved):

a) 250,000 shares vest upon the beginning of exploration of the Company’s Casuto Project;

b) 250,000 shares vest upon the completion of exploration of the Company’s Casuto Project;

c) 250,000 shares vest upon the results of exploration of the Company’s Casuto Project;

d) 1,750,000 shares vest upon execution of a Joint Venture Agreement between the company and Freeport-McMoran Copper & Gold, Inc. or any of its associated companies for the mining of gold on the Company’s properties;

e) 1,500,000 shares vest upon the first capital financing or funding either directly or indirectly introduced to the Company through the efforts of Global Investments II or with Global Investments II assistance;

f) 1,500,000 shares vest upon the second capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance; and

g) 1,500,000 shares vest upon the third capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance.

The exercisability of the warrant is to accelerate upon the earlier of (x) the date upon which the Company sells equity securities (including convertible notes, warrants and other securities which are convertible into or exchangeable for equity securities of the Company) which causes the aggregate amount of gross cash proceeds for sales of securities of such type after December 20, 2010 to equal or exceed $40,000,000 and (y) immediately prior to the consummation of a Change of Control Transaction (as defined therein). Global Investments II has piggyback registration rights in association with the Warrant.

Unregistered Sales of Securities

In addition to the previously disclosed private placements conducted by Casablanca in the Company’s 8ks during the fiscal year ended December 31, 2011, in October 2011, the Company issued 20,000 shares of Common Stock to Luis Antonio Canales Miranda in exchange for Mr. Canales granting to Fast Cooper, S.A., the Company’s majority owned subsidiary, licensing rights to certain patented technology owned by Mr. Canales per an agreement with Santa Teresa Minerals dated April 21, 2011. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. No general solicitation or advertising was used in connection with the sale of the shares, and we have imposed appropriate limitations on resales.  There was no underwriter involved.

In addition, as discussed above under “Securities Authorized for Issuance under Equity Compensation Plans,” on December 20, 2010, the Company issued to Global Investments II a ten-year Warrant to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to certain conditions to exercise as discussed above (none of which have been currently achieved). The Warrant was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. No general solicitation or advertising was used in connection with the sale of the shares, and we have imposed appropriate limitations on resales.  There was no underwriter involved.

Item 6	SELECTED FINANCIAL DATA

Not applicable.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Annual Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada corporation (“Casablanca”), and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission.

On December 31, 2010, the Company acquired Santa Teresa Minerals. For a discussion of our financial statements prior to the acquisition of Santa Teresa Minerals (the “Santa Teresa Acquisition”), see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2010. The transaction was accounted for as a business combination or a purchase, and the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only. Prior to the Santa Teresa Acquisition, we conducted only nominal business operations. As such, comparisons to financial periods prior to the Santa Teresa Acquisition may not be meaningful.

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Factors that May Affect Future Operating Results” contained elsewhere in this Annual Report.

Overview

We engage, through our wholly owned subsidiary, Santa Teresa Minerals, in the acquisition, exploration, development and operation of gold mining interests in Chile, South America. Our gold mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various majority owned subsidiaries, mining rights in a historically producing gold mine, “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, and Los Chipi 1-16, and the “New Gold/Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different gold mining and gold exploration properties.

Santa Teresa Minerals also has a 20% interest in a company with interests in a copper sulfate production project and a 60% equity position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Results of Operations

Income

Income for the three and twelve months ended December 31, 2011 was $264 and $3,463 respectively from the sale of scrap metal. There was no income for the same periods in 2010.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. In addition, we are currently warehousing the gold we mine at the present time, due to the current trend of increasing gold price. The gold will be sold at a future time, and from time to time, as determined by management. We expect Santa Teresa Minerals will begin to generate revenues from its mining projects early in the second quarter of 2012.

Operating Expenses

For the three and twelve months ended December 31, 2011, operating expenses were $736,292 and $1,766,431 respectively, compared to $8,650 and $23,850 for the three and twelve months ended December 31, 2010. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company and costs incurred in connection with the Santa Teresa Acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $26,841 and $59,408 for the three and twelve months ended December 31, 2011, respectively compared to $0 and $2,201 in interest expense for the three and twelve months ended December 31, 2010. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the promissory note with Mr. Camus.

Mr. Camus was initially issued a convertible promissory note in the principal amount of $1,087,000 and bearing no interest on December 31, 2010 in connection with the Santa Teresa Acquisition. This convertible promissory note was later exchanged on August 16, 2011 for a nonconvertible promissory note in a principal amount of $1,000,000 and bearing interest at 10% per annum.

Other Expense

We incurred a net expense of $2,043,000 for the three and twelve months ended December 31, 2011 as a result of restructuring that certain promissory note with Mr. Camus. As discussed above, on August 16, 2011, Mr. Camus exchanged a convertible promissory note for the principal amount of $1,087,000 for a non-convertible promissory note for the principal amount of $1,000,000. In connection with the exchange, the Company issued to Mr. Camus 2,000,000 shares of Common Stock, at a fair value of $2,000,000, and paid Mr. Camus $130,000 in cash. The Company did not incur any “other expense” for the three and twelve months ended December 31, 2010.

Net Loss

For the three and twelve months ended December 31, 2011, net losses were $762,869 and $3,865,376, respectively compared to net losses of $8,650 and $26,051 for the three and twelve months ended December 31, 2010. Net losses were due to the operational expenses, interest expense and other expense discussed above.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, our principal sources of capital included cash of $137,119 compared to $9,390 at December 31, 2010.

This capital was generated through private placements of our Common Stock. In January 2011, we raised $800,000 from the sale of 800,000 shares of Common Stock to WealthMakers, Ltd. In March 2011, Angelique de Maison individually agreed to purchase from us up to 1,000,000 shares of Common Stock at a purchase price of $1.00 per share which number was increased in May, June and September 2011 for a total of 8,200,000 shares of Common Stock at a price of $1.00 per share. As of December 31, 2011, we had sold a total of 4,775,310 shares to Ms. de Maison pursuant to this agreement. Ms. de Maison and the Company mutually understood that Ms. de Maison’s obligations to purchase additional shares ended on December 31, 2011. On October 14, 2011, the Company and LV Ventures Inc. entered in to a Stock Purchase Agreement, whereby LV Ventures agreed to purchase 1,333,333 shares of Common Stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares each beginning on October 14, 2011. The purchase of these installments was completed in January 2012.

Santa Teresa Minerals also has several lines of credit with Banco Security which provides liquidity for operations. Santa Teresa Minerals has borrowed up to 173,000,000 Chilean Pesos or approximately $300,000 under these lines of credit at an interest rates presently ranging between 7.9% and 8.4%. These lines of credit mature in generally 60-90 days, but have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

Foreign Currency Translation

The financial statements of Casablanca Mining’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP)) as the functional currency. Assets and liabilities of Santa Teresa are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity. As of December 31, 2011 and 2010, the Company recognized $502,816 and $nil from foreign exchange rate changes, respectively.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

During the next twelve months, the Company plans to satisfy its cash requirements through income from operations and by additional debt and equity financing and contributions from its current principal shareholders and other investors, as well as proceeds from the sale of its interests in Sulfatos Chile to Bluestone SA as discussed below in greater detail. There can be no assurance that the Company will be successful in raising the capital it requires.

Free Gold

In February 2011, along with the Company's increased stakes in the Casuto Project as discussed below, the Company’s stake in Sociedad Contractual Free Gold, which is the owner of the Free Gold Project, increased from 50% to 99.9%.

We plan to expand the alluvial gold operations at Free Gold at an estimated cost of $1.4 million in operating expenses and $4.5 million in capital investments within the next 12 months, by increasing the existing equipment inventory and expanding the Company’s alluvial processing plant.

New Gold/Los Pinos

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta,” or the “New Gold/Los Pinos Project,” for a purchase price of $1,200,000, payable in installments. The purchase price for the properties is $1,200,000, of which we have paid $300,000 and are obligated to pay an additional $400,000 in 2012 and $300,000 in 2013.

With respect to the New Gold/Los Pinos Project, we intend to invest $30,000 dollars in the completion of access roads to the mine and have estimated a total cost of $800,000 to get the property to a production stage, however, we have not allocated these funds in our internal 2012 budget.

Casuto Project

In February 2011, we increased our equity ownership in five of our Chilean gold mining subsidiaries in exchange for 20,000 shares of our Common Stock, valued at $20,000, and $200,000 in cash paid in five equal monthly installments ending in June 2011. This purchase resulted in the following increases in our equity ownership:

•	Our interest in Cia Contractual Casuto, which is the owner of Tauro 1-4 mining properties of the Casuto Project, increased from 55.125% to 65.125%.

•	Our interest in Sociedad Contractual Free Gold, which is the owner of the Free Gold Project, increased from 50% to 99.9%.

•	Our interest in Sociedad Contractual Minera Los Azules, which is the owner of Los Azules 1-3 mining properties of the Casuto Project, increased from 55.125% to 65.125%.

•	Our interest in Sociedad Legal Minera Tauro 5, which is the owner of Tauro 5 mining property of the Casuto Project, increased from 70% to 85.215%.

•	Our interest in Sociedad Legal Minera Tauro 6, which is the owner of Tauro 6 mining property of the Casuto Project, increased from 70% to 85.215%.

Sulfatos Chile

In March 2011, Santa Teresa Minerals signed an Engineering and Construction of an SX-CR Plant Agreement with Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (together the “Contractor”) for Contractor to design and build a Solvent Extraction and Crystallization Plant in the Sulfatos Chile S.A. Anico Project. The project was being paid for in installments after the completion and verification of multiple scheduled milestones through the expected completion date of October 24, 2011. The total cost of this plant plus all other requirement to have a fully functional copper sulfate plant is estimated at $6.2 million plus taxes. The plant was fabricated offsite and has been completed, all other works such as piping and civil engineering activities are expected to be completed by the end of May 2012.

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

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which may be paid by Santa Teresa Minerals with the proceeds from the purchase price.

The Board of Directors determined that we needed additional capital to develop our gold mining operations and that we did not have the available funds necessary to further develop Sulfatos Chile. The Board of Directors further believed that the interests of Sulfatos Chile may be of greater value if the interests were separated from the other mining operations of Santa Teresa Minerals, and Bluestone had advised the Company that it intends to become (or merge with) a public reporting company in the United States in the near future. While there can be no assurance that Bluestone will do so, the Board of Directors believes the interests in a public reporting company would provide the Company with greater liquidity than the interests of the privately held Sulfatos Chile.

Fast Copper

On June 28, 2011 the China Patent Office granted a patent for the electro-mining technology leased by Fast Cooper. We own 60% of Fast Cooper. Patents for the electro-mining process have been issued in the United States, Chile, South Africa and China and are pending in Canada, Australia and Brazil.

The electro-mining technology subject to the patent revolutionizes copper extraction technology by bypassing nearly all of the traditional copper extraction process, which is expensive, time consuming, and environmentally unfriendly, and extracts copper directly from crushed raw material using an electrical and chemical process that allows the copper to diffuse through the raw material and attach to a steel plate submerged in a chemical solution. The process is more environmentally friendly as the chemical solution is contained in plastic tanks and water and acid are recycled in a closed system. We expect to continue to incur patent related costs as we continue work on the pending patents in Canada, Australia and Brazil.

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

We may not be able to obtain additional funds that we require. As discussed in greater detail under the Management’s Discussion and Analysis section above, we do not presently have adequate cash from operations or financing activities to meet our current plan of operations. Many of our plans have estimated costs far in excess of our current resources. Furthermore, if unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our exploration and development programs.

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

The report of our independent accountants on our December 31, 2011 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The exploration and production of precious metals involves a high degree of risk.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. The projects of Santa Teresa Minerals may not contain commercial quantities of precious metals. Furthermore, none of the projects have not yet been established as proved or probable mineral reserves as defined by the SEC. The SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. In order to demonstrate the existence of proven or probable reserves with respect to these properties, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study. Establishing reserves also requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  We have not completed a feasibility study with regard to all or a portion of any of our properties to date.  The absence of proven or probable reserves makes it more likely that our properties may never be profitable and that the money we have spent on exploration and development may never be recovered.

Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;

•	fluctuations in production costs that may make mining uneconomical;

•	labor disputes;

•	unanticipated variations in grade and other geologic problems;

•	environmental hazards;

•	water conditions;

•	difficult surface or underground conditions;

•	industrial accidents;

•	metallurgical and other processing problems;

•	mechanical and equipment performance problems;

•	failure of pit walls or dams;

•	unusual or unexpected rock formations;

•	personal injury, fire, flooding, cave-ins and landslides; and

•	decrease in reserves due to a lower prices for the precious metals being mined.

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

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by us and our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.   We cannot assure you that:

•	these estimates will be accurate;

•	resource or other mineralization estimates will be accurate; or

•	this mineralization can be mined or processed profitably.

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

The price of gold, copper and copper sulfate is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major producing countries throughout the world.  For example, according to the World Gold Council (http://www.gold.org/), the average annual market price of gold since 2005 has fluctuated between approximately $400 per ounce and almost $1,900 per ounce, based on the daily London P.M. fix. As of March 26, 2012, the price of gold had risen to approximately $1,685 per ounce, based on the daily London PM fix (http://www.gold.org/).  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event prices for gold, copper or copper sulfate decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

Title to our properties may be subject to other claims, which could affect our property interests and claims.

There are risks that title to our mining interests may be challenged or impugned. All of our mining interests are located in Chile and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

In the event of a dispute regarding title to our claims or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures.

In the event of a dispute regarding title to our claims and interests or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures.  The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States.  However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures.  We may not be entitled to a jury trial, as we might be in the United States.  Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws.  For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Chile or any other foreign country.

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

We will require substantial additional capital to develop our current properties, acquire additional properties and to participate in the development of those properties. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from shareholders and from private equity offerings. Our ability to access capital will depend on our success in participating in properties that are successful producing precious metals at profitable prices. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

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

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•	the volatility of prices for precious metals may impact our revenues, profits and cash flow;

•	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

•	the devaluation and volatility of global stock markets impacts the valuation of our equity securities.

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

Most of our officers and directors serve only part time and may be subject to conflicts of interest based on their other business endeavors. Each of our executive officers and directors devotes part of their working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Because of these relationships, our officers and director may be subject to conflicts of interest, including deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

If we do not comply with the U.S. Foreign Corrupt Practices Act, we may become subject to monetary or criminal penalties.

The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the Foreign Corrupt Practices Act even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the Foreign Corrupt Practices Act, and hence we may be at a competitive disadvantage.

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

In connection with the Exchange Agreement, the former stockholders of Santa Teresa Minerals (the “Santa Teresa Stockholders”) and certain of our other principal shareholders, including Thomas Ronk, an affiliate of Zirk Engelbrecht, and Angelique de Maison and one of her affiliates (the “Stock Purchase Agreement Stockholders”), entered into a Shareholders Rights Agreement, effective upon closing of the transactions contemplated by the Exchange Agreement, which grants the Santa Teresa Stockholders “drag along rights” to require the Stock Purchase Agreement Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, and the Stock Purchase Agreement Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, except such a sale to any affiliates of the selling shareholder. Collectively, the Santa Teresa Stockholders and the Stock Purchase Agreement Stockholders beneficially own 72.45% of the Company’s Common Stock.

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

Future sales of our Common Stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our Common Stock. Registration rights granted in connection with the private placement of our securities, and the registration of shares for resale to the public, a substantial amount of our Common Stock could be sold on the public market and could result in downward selling pressure. We have granted demand registration rights to LV Ventures Inc. in connection with the sale of shares of our Common Stock to them in October 2011.

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

Our financial statements, notes thereto and related reports are included in this Annual Report on Form 10K beginning on page F1 and are included herein by reference.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the President and Chief Financial Officer concluded that as of December 31, 2011, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2011. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our CFO has determined that our internal controls were deficient in 2011 and is in the process of implementing a new set of internal controls ranging from accounts payable, check printing and expense report reimbursement policies, reporting requirements as well as the implementation of a new accounting system.

Item 9B	OTHER INFORMATION

Pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended, the Company agreed to issue and sell to Ms. de Maison, and Ms. de Maison agreed to purchase, up to 8,200,000 shares of Common Stock for $1.00 per share. Ms. de Maison has purchased a total of 4,775,310 shares of Common Stock under this agreement as amended. Ms. de Maison and the Company mutually understood that Ms. de Maison’s obligations to purchase additional shares ended on December 31, 2011.

In December 2011, Suprafin, Ltd. loaned $300,000 to the Company for short-term working capital needs. The balance due to Suprafin, Ltd. at December 31, 2011 was $241,064. This balance was paid in full in January 2012. Mr. Engelbrecht, President and a director of the Company, is the Chief Executive Officer, sole director and sole shareholder of Suprafin.

On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with the Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three year terms. Global Investments II is a Maine limited liability company in which William Farley, a member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten-year warrant to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to the following conditions to exercise (none of which have been currently achieved):

a) 250,000 shares vest upon the beginning of exploration of the Company’s Casuto Project;

b) 250,000 shares vest upon the completion of exploration of the Company’s Casuto Project;

c) 250,000 shares vest upon the results of exploration of the Company’s Casuto Project;

d) 1,750,000 shares vest upon execution of a Joint Venture Agreement between the company and Freeport-McMoran Copper & Gold, Inc. or any of its associated companies for the mining of gold on the Company’s properties;

e) 1,500,000 shares vest upon the first capital financing or funding either directly or indirectly introduced to the Company through the efforts of Global Investments II or with Global Investments II assistance;

f) 1,500,000 shares vest upon the second capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance; and

g) 1,500,000 shares vest upon the third capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance.

The exercisability of the warrant is to accelerate upon the earlier of (x) the date upon which the Company sells equity securities (including convertible notes, warrants and other securities which are convertible into or exchangeable for equity securities of the Company) which causes the aggregate amount of gross cash proceeds for sales of securities of such type after December 20, 2010 to equal or exceed $40,000,000 and (y) immediately prior to the consummation of a Change of Control Transaction (as defined therein). Global Investments II has piggyback registration rights in association with the Warrant.

The warrant was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. No general solicitation or advertising was used in connection with the sale of the shares, and we have imposed appropriate limitations on resales.  There was no underwriter involved.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers.

Name	Age(1)	Position
Juan Carlos Camus Villegas	64	Chief Executive Officer, Chairman of the Board
Zirk Engelbrecht	55	President, Director
Gonzalo Troncoso	49	Chief Financial Officer, Director
Trisha Malone	37	Director, Corporate Secretary
Angelique de Maison	40	Director
William Farley	69	Director
Thomas Ronk	43	Director

(1) As of March 31, 2012.

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

Gonzalo Troncoso. Mr. Troncoso has over 25 years of management experience in the US, Europe and Latin America.  From 1986 to 1997 Mr. Troncoso served as Vice President - Finance and Chief Financial Officer for SRC International, an energy services conglomerate.  From 1998 to 2001 Mr. Troncoso worked as Vice President -- Finance at Anixter International (NYSEG:AXE) and PSINet (NASDAQ:PSIX).  In 2001, Mr. Troncoso joined Interland (NASDQ:INLD) where he served as Vice President- Finance and Administration until 2004 and as Chief Financial Officer until 2007.  From 2007 to 2009, Mr. Troncoso was the Chief Financial Officer and President of Web Services of Web.com (NASDAQ:WWWW).  Since 2009, Mr. Troncoso has been engaged in several start-ups in the Internet and energy service industries.   Mr. Troncoso  has been a director and the Chief Financial Officer of the Casablana Mining, Ltd. and President of Santa Teresa Minerals since December 2011.  Mr. Troncoso has a B.B.A. in Accounting from Universidad Javeriana in Colombia, South America and an M.B.A. in Finance and International Marketing from St. Joseph’s University in Philadelphia, PA.  Mr. Troncoso is bilingual in English and Spanish.

Trisha Malone. Ms. Malone was the Chief Executive Officer of the Company from inception until January 2009 and the Chief Financial Officer of the Company from inception until November 2011. Ms. Malone has also been a Director of the Company since inception. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy’s acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, now known as Mobicom Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for the company until June 2010. Since June 2010, Ms. Malone also serves as Chief Financial Officer and a Director of Wikifamilies, Inc. (formerly known as Kensington Leasing, Ltd.), a public company that operates in the technology services industry. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources. Ms. Malone’s experience in corporate governance, securities regulation and financial controls requirements, financial management, and accounting, led to the conclusion that she should serve as a Director for the Company.

Angelique de Maison.  Ms. de Maison has been a director for Casablanca Mining, Ltd. since June of 2011.  She was the Chief Executive Officer and a director of Wikifamilies, Inc. from June 2008 through May 2011.  From November 2006 through 2007, she served as director of CIC Holding Company, Inc., a public company. Previously, as supervising director of Bridges Investments, she managed a successful financing group focusing on short term- bridge financing opportunities for investors creating low exposure, high yield ventures. Ms. de Maison’s experience as an accomplished investment strategist, capital formation expert and proven business advisor led to the conclusion that she should serve as a director of the Company.

William Farley. Mr. Farley has been a Director of the Company since October of 2011. Mr. Farley is the sole shareholder of Liam Ventures, Inc., a private equity firm with investments in a variety of different industries, including biotech, communications and other basic industries. Mr. Farley is also CEO and Founder of Zrii International, a liquid nutritional marketer and CEO of Body Wise International LLC. After receiving his Juris Doctor degree in 1969, Mr. Farley worked in the mergers and acquisitions department at NL Industries in New York. Three years later, Mr. Farley joined the investment-banking firm of Lehman Brothers in corporate finance. While at Lehman Brothers, he purchased his first company, Anaheim Citrus Products (ACP), of Anaheim, California. His personal investment of $25,000 in ACP in 1976 became the foundation for a series of acquisitions which culminated in his $1.4 billion purchase of Northwest Industries in 1985. In March of 1987, he successfully completed the initial $565 million public offering of Fruit of the Loom, Inc. Mr. Farley served as chairman and CEO of Fruit of the Loom, Inc., from 1984 through 1999, when he sold the company to Berkshire Hathaway Co. During his tenure at Fruit of the Loom, he transformed the company from a $500 million domestic underwear company into a global family apparel powerhouse. Mr. Farley’s extensive experience in mergers and acquisitions as well as financing led to the conclusion that he should serve as a director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Casablanca’s officers, directors and persons who beneficially own or owned more than 10% of Casablanca’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Trisha Malone, Zirk Engelbrecht, Angelique de Maison, Thomas Ronk, Juan Carlos Camus Villegas, Gonzalo Troncoso, and Adolfo Carmona, who were current and former officers, directors and persons who beneficially own more than 10% of Casablanca’s Common Stock during the fiscal year ended December 31, 2011, have not filed the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis. In addition, for the fiscal year ended December 31, 2011, Ms. Malone, Mr. Engelbrecht, Ms. de Maison and Mr. Camus also have not filed on a timely basis Form 4’s or 5’s to report certain transactions. Ms. Malone has not filed a Form 4 or Form 5 with respect to two gift transactions. Mr. Engelbrecht has not filed a Form 4 or Form 5 on a timely basis with respect to six transactions, including five gift transactions. Ms. de Maison has not filed a Form 4 or Form 5 on a timely basis with respect to eleven transactions, including six gift transactions. Mr. Camus has not filed on a timely basis a Form 4 or Form 5 with respect to one gift transaction. Except as described above, to our knowledge, for the fiscal year ended December 31, 2011 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

On July 6, 2010 the Company’s Board of Directors adopted a Code of Ethics, a copy of which was filed as an Exhibit to the form 8-K filed on July 9, 2010. A copy of our Code of Ethics will also be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Casablanca Mining Ltd. 9880 North Magnolia, Suite 176, Santee, CA 92071.

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

Compensation of Executive Officers

None of our employees have employment agreements presently in place. In the last two fiscal years, the Company has not paid any compensation to any of its executive officers, except for $30,000 paid to Mr. Troncoso in 2011 after his appointment as Chief Financial Officer as of December 1, 2011, and 6,270,000 Chilean Pesos (Approximately USD$12,650) to Adolfo Carmona, who is no longer employed by the company. Mr. Troncoso is currently employed on an at will basis and is being paid a salary of $180,000 per year.

All other executives provide their services with no pay as a result of their equity ownership in the Company.

Outstanding Equity Awards

Since inception, we have not made any equity awards to any of our executive officers.

Director Compensation

We have paid no compensation to our directors other than the reimbursement of actual and ordinary out-of-pocket expenditures.

Item 12	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 10, 2012 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable. An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name(1)	Number of Shares		Percent of Class (2)
Juan Carlos Camus Villegas (3)	20,400,000		34.20%
Zirk Engelbrecht (3)	2,230,345	(4)	3.74%
Angelique de Maison (3)	7,992,971	(5)	13.40%
Trisha Malone	500,000		*
Gonzalo Troncoso	1,000,000		1.68%
William Farley	6,039,000		10.12%
Thomas Ronk (3)	7,500,000		12.57%

All officers and directors as a group (seven persons)	45,662,316		76.54%

(1)	The address for each of the above noted individuals is c/o Casablanca Mining Ltd., 9880 N. Magnolia Ave., #176, Santee, CA, USA 92071.

(2)	The percentage ownership reflected in the table is based on 59,657,521 shares of Common Stock outstanding as of April 10, 2012.

(3)	In connection with the Exchange Agreement, the Santa Teresa Stockholders and Thomas Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd. (the “Stock Purchase Agreement Shareholders”) entered into a Shareholders Rights Agreement, effective upon closing of the transactions contemplated by the Exchange Agreement, which grants the Santa Teresa Stockholders “drag along rights” to require the Stock Purchase Agreement Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, and the Stock Purchase Agreement Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, except such a sale to any affiliates of the selling shareholder. Because of the Shareholders Rights Agreement, the Santa Teresa Stockholders and the Stock Purchase Agreement Shareholders may be deemed to be a “group.”

(4)	Includes 2,230,345 shares held by the Izak Zirk Engelbrecht Living Trust, of which Mr. Engelbrecht serves as a trustee.

(5)	Includes 807,948 shares held by Kensington & Royce, Ltd., of which Ms. de Maison is the sole officer and director and 484,818 shares held by Bridges Investments, Inc. of which Ms. de Maison is the Chief Executive Officer and a director.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Common Stock is traded on the Over the Counter Bulletin Board, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, Mr. Camus, Mr. Engelbrecht, Mr. Troncoso and Ms. Malone are officers of the Company and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules, and Mr. Ronk and Ms. de Maison are not considered “independent” as defined by the Nasdaq Marketplace Rules because Mr. Ronk may be deemed a “family member” of Mr. Camus and Ms. de Maison may be deemed a “family member” of Mr. Engelbrecht, as such term is defined by Nasdaq Listing Rules. Therefore, Mr. Farley is the only director that is “independent” as defined by the Nasdaq Listing Rules.

Transactions with Related Persons

Suprafin Note

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

Mr. Engelbrecht, who became President and a director of the Company effective on January 20, 2011, is the Chief Executive Officer, sole director and sole shareholder of Suprafin. Mr. Engelbrecht may have been deemed a “related person” at the time by virtue of his relationship to Angelique de Maison who at the time may have been deemed a “related person” to the Company under the rules of the Securities Exchange Act by virtue of her ownership of Common Stock. Ms. de Maison became a director of the Company in June 2011. Ms. de Maison and any of her affiliates disclaim beneficial ownership of any securities beneficially owned by Mr. Engelbrecht or any of his affiliates, and Mr. Engelbrecht disclaims beneficial ownership of any securities beneficially owned by Ms. de Maison, or any of her affiliates. Ms. Malone, who was a director and Chief Executive Officer of the Company at the time and is currently a director and Corporate Secretary of the Company, is the Corporate Secretary of Suprafin, Ltd. Ms. Malone has no direct financial interest in the shares owned by Suprafin, Ltd.

December 2010 Stock Purchase Agreement

Pursuant to Stock Purchase Agreement, dated December 7, 2010, Mr. Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd. (the “Stock Purchase Agreement Stockholders”), the Stock Purchase Agreement Shareholders purchased, in the aggregate, 21,500,000 shares of Common Stock for the aggregate sum of $1,100,000. The purchase and sale of 10,750,000 shares of Common Stock was completed on December 7, 2010 and the remaining shares were purchased on December 31, 2010. Mr. Engelbrecht is the trustee of the Izak Zirk Engelbrecht Living Trust. Ms. de Maison is also the Chief Executive Officer and sole director of Kensington & Royce, Ltd. The relationship of Mr. Engelbrecht and Ms. de Maison to the Company is discussed above.

WealthMakers Stock Purchase Agreement

On January 19, 2011, the Company entered into a Stock Purchase Agreement with WealthMakers, Ltd. (“WealthMakers”) whereby WealthMakers purchased 800,000 shares of Common Stock of the Company for a purchase price of $800,000. At the time, Ms. de Maison was Chief Executive Officer, Chairman of the board of directors and majority shareholder of WealthMakers. Ms. de Maison has since resigned all positions with WealthMakers and disclaims any interest in the shares held by WealthMakers except to the extent of her pecuniary interest therein. Ms. Malone is a director of WealthMakers.  The relationship of Ms. de Maison and Ms. Malone to the Company is discussed above.

Angelique de Maison Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended, the Company agreed to issue and sell to Ms. de Maison, and Ms. de Maison agreed to purchase, up to 8,200,000 shares of Common Stock for $1.00 per share. On June 2011, in connection with an amendment to the Stock Purchase Agreement, Ms. de Maison was appointed as a director of the Company. Ms. de Maison has purchased a total of 4,775,310 shares of Common Stock under this agreement as amended. Ms. de Maison and the Company mutually understood that Ms. de Maison’s obligation to purchase any additional shares ended on December 31, 2011.

Camus Note

In connection with the Santa Teresa Acquisition, on December 7, 2010, the Company issued to Juan Carlos Camus Villegas a convertible promissory note for a principal amount of $1,087,000 (the “Camus Note”). On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus, a director and Chief Executive Officer of the Company, pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of Common Stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000.

Short Term Loans

In December 2011, Suprafin, Ltd. loaned $300,000 to the Company for short-term working capital needs. The balance due to Suprafin, Ltd. at December 31, 2011 was $241,064. This balance was paid in full in January 2012. The relationship of Suprafin to the Company is discussed above.

In December 2011, Ms. de Maison provided a total of $860,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. These advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A. in February 2012, as discussed in greater detail below.

Bluestone/Sulfatos Chile Transaction

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan to Santa Teresa Minerals by Ms. de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which may be paid by Santa Teresa Minerals with the proceeds from the purchase price.

Mr. Camus, whose relationship with the Company is discussed above, is also a director of Bluestone, and he and Ms. de Maison, whose relationship with the Company is discussed above, own substantially all of the outstanding capital stock of Bluestone other than the shares issued to Santa Teresa Minerals.

The transaction was approved by the Board of Directors of the Company, with Mr. Camus and Ms. de Maison abstaining. The Board of Directors determined that the purchase price was fair in light of the Company’s funding needs and the potential value of the interests in Bluestone. The Board of Directors determined that the Company needed additional capital to develop its gold mining operations and that the Company did not have the available funds necessary to further develop Sulfatos Chile. The Board of Directors further believes that the interests of Sulfatos Chile may be of greater value if the interests are separated from the other mining operations of Santa Teresa Minerals, and Bluestone has advised the Company that it intends to become (or merge with) a public reporting company in the United States in the near future. While there can be no assurance that Bluestone will do so, the Board of Directors believes the interests in a public reporting company would provide the Company with greater liquidity than the interests of the privately held Sulfatos Chile.

Metales Acer Loan

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $38,446. The loan did not bear interest and did not specify a maturity date. As of December 31, 2011, the balance of the loan was $ 38,446. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Co., LLC audited our financial statements for the fiscal year ended December 31, 2010. Aggregate fees billed to us by Gruber & Co., LLC for professional services rendered with respect to the fiscal year ended December 31, 2010 were as follows:

2010
Audit Fees	$3,750
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$3,750

De Joya Griffith & Company LLC audited our financial statements for the fiscal year ended December 31, 2011. Aggregate fees billed to us by De Joya Griffith & Company LLC for professional services rendered with respect to the fiscal year ended December 31, 2011 were as follows:

2011
Audit Fees	$7,700
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$7,700

In the above tables, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by Casablanca’s principal accountant for the fiscal year ended December 31, 2010 were pre-approved by Casablanca’s sole director at the time. All audit related services, tax services and other services rendered by Casablanca’s principal accountant for the fiscal year ended December 31, 2011 were pre-approved by Casablanca’s Board of Directors. The Board of Director has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for Casablanca by its principal accountant.

Item 15 EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Casablanca's financial statements and related notes thereto are listed and included in this Annual Report beginning on page F1.  The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
2.1	Exchange Agreement, dated December 7, 2010, by and among USD Energy Corp., Santa Teresa Minerals, S.A., Juan Carlos Camus Villegas, Don Felipe Igancio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez. Incorporated by reference to Current Report on Form 8-K filed on December 13, 2010.
3.1	Articles of Incorporation. Incorporated by reference to the Registration Statement on Form 10 filed on January 14, 2009.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2011.
3.3	Bylaws. Incorporated by reference to the Registration Statement on Form 10 filed on January 14, 2009.
3.4	Amendment to the Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
4.1	Convertible Promissory Note, dated December 31, 2010, issued by USD Energy Corp. to Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on January 7, 2011.
4.2	Stock Purchase Warrant, dated as of December 20, 2010, issued by USD Energy Corp. (now known as Casablanca Mining, Ltd.) to Global Investments II, LLC
10.1	Stock Purchase Agreement, dated December 7, 2010, by and among USD Energy Corp., Thomas Ronk, Angelique de Maison, Zirk Engelbrecht, and Kensington & Royce, Ltd. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2010.
10.2	Stock Purchase Agreement, dated January 19, 2011, between USD Energy Corp. and WealthMakers, Ltd. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
10.3	Stock Purchase Business Agreement, dated February 2, 2011, between Santa Teresa Minerals SA and Mario Oscar Comas San Martin (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.

Exhibit	Description
10.4	Stock Purchase Agreement, dated March 10, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.
10.5	Engineering and Construction of an SX-CR Plant Agreement, dated March 15, 2011, between Santa Teresa Minerals SA and Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.
10.6	Form of Indemnification Agreement. Incorporated by reference to Appendix B to the Consent Solicitation on Schedule 14A filed on February 3, 2011.
10.7	Amendment No. 1 to Stock Purchase Agreement, dated May 19, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2011.
10.8	Promise of Purchase Agreement, dated May 6, 2011, by and between Benito Alfonso Ferrer Henriquez and Santa Teresa Minerals S.A. (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on June 10, 2011.
10.9	Amendment No. 2 to Stock Purchase Agreement, dated June 24, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2011.
10.10	Promissory Note, dated August 16, 2011, issued by Casablanca Mining Ltd. in favor of Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 19, 2011.
10.11	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 19, 2011.
10.12	Amendment No. 3 to Stock Purchase Agreement, dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2011.
10.13	Stock Purchase Agreement between Casablanca Mining Ltd. and LV Ventures, Inc. dated October 14, 2011. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2011.
10.14	Registration Rights Agreement between Casablanca Mining Ltd. and LV Ventures, Inc. dated October 14, 2011. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2011.
10.15	Stock Purchase Agreement, dated January 26, 2012, by and among Santa Teresa Minerals, S.A. and Bluestone Minerals S.A. Incorporated by reference to the Current Report on Form 8-K filed on January 27, 2011.
10.16	Amendment No. 1 To Stock Purchase Agreement, dated February 15, 2012, by and among Santa Teresa Minerals, S.A. and Bluestone Minerals S.A. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2011.
21.1	Subsidiaries.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit	Description
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	National Instrument 43-101 Independent Technical Report, Free Gold Project.Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2011.
101	The following financial information from the Annual Report on Form 10-K of Casablanca Mining Ltd. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011, and 2010; (2) Statements of Operations for the years ended December 31, 2011and 2010; (3) Statements of Stockholders’ Equity for the years ended December 31, 2004 through December 31, 2011; (4) Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (5) Notes to Financial Statements.

*Filed with this Report.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Casablanca Mining Ltd.

We have audited the accompanying consolidated balance sheet of Casablanca Mining Ltd. (An Exploration Stage Company) (the “Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and from inception (June 27, 2008) to December 31, 2011. Casablanca Mining Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Casablanca Mining Ltd. (An Exploration Stage Company) for the year ended December 31, 2010 and from inception (June 27, 2008) to December 31, 2010.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2010 and from inception (June 27, 2008) to December 31, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casablanca Mining Ltd. as of December 31, 2011, and the results of its consolidated operations and its cash flows for the year then ended, and from inception (June 27, 2008) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

April 11, 2012

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Casablanca Mining Ltd.

We have audited the accompanying consolidated balance sheet of Casablanca Mining Ltd. (an exploration stage company) as of December 31, 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from June 27, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casablanca Mining Ltd. as of December 31, 2010 and the results of their operations, and cash flows for the year ended December 31, 2010 and for the period from June 27, 2008 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations and has not generated any material revenues which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 14, 2011

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2011 (Audited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$137,119	$9,390
Accounts receivable	1,472	9,762
Accounts receivable, related party	13,809	-
Inventory	34,407	-
Prepaids	3,402	-
Total current assets	190,209	19,152

Other Assets
Property and equipment, net	4,776,777	3,745,516
Property-construction in progress	5,473,292	-
Goodwill	66,258	66,258
Total other assets	10,316,327	3,811,774

TOTAL ASSETS	$10,506,536	$3,830,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$962,422	$15,350
Accounts payable and accrued liabilities, related party	53,446	-
Due to related parties	2,139,510	1,148,213
Notes payable	340,894	411,851
Capital lease, current portion	27,086	-
Total current liabilities	3,523,358	1,575,414

Other Liabilities
Capital lease, long term	99,457	-
Total other liabilities	99,457	-

Total Liabilities	3,622,815	1,575,414

Stockholders' Equity

Common stock, $.001 par value, 100,000,000 shares authorized, 59,463,076 and 50,067,767 shares issued and outstanding respectively	59,463	50,068
Additional paid in capital	11,272,400	2,285,394
Accumulated other comprehensive income	(502,816)	-
Deficit accumulated during exploration stage	(3,945,326)	(79,950)
Total stockholders' equity	6,883,721	2,255,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,506,536	$3,830,926

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Audited)

	For the Twelve Months Ended		From June 27, 2008 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Income	$3,463	$-	$3,463

Operating expenses
Mining property expenses	793,443	-	793,443
General and administrative	613,167	-	613,187
Legal and accounting	359,821	23,850	435,911
Total expenses	1,766,431	23,850	1,842,541

Ordinary loss	(1,762,968)	(23,850)	(1,839,078)

Loss on note restructuring, related party	(2,043,000)	-	(2,043,000)
Interest expense	(59,408)	(2,201)	(63,248)

Net loss	$(3,865,376)	$(26,051)	$(3,945,326)

Loss per share- basic	$(0.07)	$(0.01)

Weighted average common shares - basic	54,624,680	3,468,122

See notes to consolidated financial statements.

Statements of Comprehensive Income

	For the Twelve Months Ended		From June 27, 2008 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Net loss	$(3,865,376)	$(26,051)	$(3,945,326)

Foreign currency translation adjustment	(502,816)	-	(502,816)

Total comprehensive loss	$(4,368,192)	$(26,051)	$(4,448,142)

 See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Audited)

	For the Twelve Months Ended December 31, 2011	For the Twelve Months Ended December 31, 2010	From June 27, 2008 (Inception) to December 31, 2011

Cash flows from operating activities
Net loss	$(3,865,376)	$(26,051)	$(3,945,326)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	1,913,000	-	1,913,000
Depreciation	179,606	-	179,606
Shares issued for patent license agreement	20,000	-	20,000
Change in operating assets and liabilities
Decrease in accounts receivable	8,290	-	8,290
Increase in accounts receivable- related party	(13,809)	-	(13,809)
Increase in inventory	(34,407)	-	(34,407)
Increase in prepaid expenses	(3,402)	-	(3,402)
Increase in accounts payable- related party	53,446	-	53,446
Increase in accounts payable	47,072	(1,301)	46,749
Cash used in operations	(1,695,580)	(27,352)	(1,775,853)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	-	9,390	9,390
Purchase of property and equipment	(160,954)	-	(160,954)
Property - construction in process	(5,473,292)	-	(5,473,292)
Loan to Santa Teresa Minerals	-	(1,000,000)	(1,000,000)
Cash used in investing activities	(5,634,246)	(990,610)	(6,624,856)

Cash flows from financing activities
Proceeds from stock offering	6,941,976	1,045,312	8,003,099
Proceeds from notes payable	7,849	-	21,999
Payments on notes payable	(78,806)	(17,960)	(78,806)
Payments on capital leases	(3,370)	-	(3,370)
Proceeds from loans from related parties	1,323,608	-	1,328,608
Payments on loans from related parties	(230,886)	-	(230,886)
Cash provided by financing activities	7,960,371	1,027,352	9,040,644

Effect of foreign exchange rate change	(502,816)	-	(502,816)

INCREASE IN CASH	127,729	9,390	137,119

BEGINNING CASH	9,390	-	-

ENDING CASH	$137,119	$9,390	$137,119

Supplemental disclosure of cash flow information:
Interest paid	$51,911	$-	$51,911
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$20,000	$-	$20,000
Stock issuance to satisfy due to related party	14,425	-	14,425
Stock issuance in related party note restructuring	2,000,000	-	2,000,000
Capital lease for property acquisition	20,000	$-	20,000
Property rights acquired via liability assumed	900,000	-	900,000
	$954,425	$-	$954,425

Acquisition of Santa Teresa Minerals
Assets acquired	$-	$3,755,278	$3,755,278
Liabilites assumed	-	(2,555,926)	(2,555,926)
Goodwill	-	66,258	66,258
Total, net of cash aquired	$-	$1,265,610	$1,265,610

Common stock issued for acquisition	-	1,275,000	1,275,000

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Statement of Stockholder's Equity (Deficit)

For the period from June 27, 2008 (inception) to December 31, 2011

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders Equity (Deficit)

Beginning balance	-	-	-	-	-

Stocks issued	600,000	600	(580)		20
Net loss December 31, 2008				(5,020)	(5,020)

Balance at December 31, 2008	600,000	$600	$(580)	$(5,020)	$(5,000)

Stocks issued for cash February 2009	453,900	454	14,676		15,130
Net loss December 31, 2009				(48,880)	(48,880)

Balance at December 31, 2009	1,053,900	$1,054	$14,096	$(53,900)	$(38,750)

Stocks issued for cash	21,500,000	21,500	978,500		1,000,000
Stocks issued for note conversion	2,013,867	2,014	43,298		45,312
Stocks issued in acquisition	25,500,000	25,500	1,249,500		1,275,000
Net loss December 31, 2010				(26,050)	(26,050)

Balance at December 31, 2010	50,067,767	$50,068	$2,285,394	$(79,950)	$2,255,512

Stocks issued for cash	6,714,198	6,714	6,935,261	-	6,941,976
Stocks issued for note conversion	641,111	641	13,784		14,425
Stocks issued in acquisition	20,000	20	19,980		20,000
Stocks issued for lease agreement	20,000	20	19,980		20,000
Stocks issued for restructured agreement	2,000,000	2,000	1,998,000		2,000,000
Gain/Loss on currency conversion	-	-	-	(502,816)	(502,816)
Net loss December, 2011				(3,865,376)	(3,865,376)

Balance at December 31, 2011	59,463,076	$59,463	$11,272,400	$(4,448,142)	$6,883,721

See notes to consolidated financial statements.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
From inception (June 27, 2008) through December 31, 2011

NOTE 1:	ORGANIZATION

Casablanca Mining Ltd. (the “Company” or “Casablanca”) is a Nevada corporation engaged in the acquisition, exploration, development, and operation of precious metal properties. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).

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

The acquisition of Santa Teresa Minerals was accounted for as a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010 through December 31, 2011 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

NOTE 2:	GOING CONCERN

The Company’s financial statements at December 31, 2011 and for the period from inception (June 27, 2008) through December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $3,945,326 from inception through December 31, 2011. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Casablanca, its wholly owned subsidiary Santa Teresa Minerals, and the subsidiaries and mining projects owned by Santa Teresa Minerals. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at December 31, 2011 was 519.45 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of December 31, 2011, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of December 31, 2011, recovered gold was valued at $34,407.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of December 31, 2011, there have been no asset retirement obligations recorded.

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

Earnings (Loss) Per Share

Per ASC Topic 260 “Earnings Per Share,” basic EPS is determined using net income (loss) divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all potentially dilutive shares of Common Stock were issued.

Reclassifications

Related party notes payable of $56,213 were reclassified from notes payable to due to related parties in the consolidated balance sheet to conform to the current year presentation. This reclassification had no effect on previously reported total operating expenses, results of operations, or retained earnings.

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

In connection with the closing of the Exchange Agreement, the Company issued a note (the “Camus Note”) with a principal amount of $1,087,000 to Juan Carlos Camus Villegas (“Mr. Camus”), one of the Santa Teresa Shareholders and now the CEO of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him. The Camus Note bore no interest and was payable in full, unless earlier converted, on November 1, 2012. Mr. Camus was able to declare the Camus Note immediately due and payable in the event of any material breach of the note that remained uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets. The Camus Note contained an anti-dilutive feature which allowed Mr. Camus to convert the Camus Note at any time on or prior to June 30, 2012 into Common Stock at the conversion price of the lesser of $0.01 per share of Common Stock or lowest price at which the Company issues Common Stock during the conversion period. This conversion right was personal to Mr. Camus and in general, would have been suspended at any time that the number of shares that had been issued, or were issuable, to the Santa Teresa Shareholders and their affiliates, or have otherwise been issued pursuant to the Camus Note, exceeded 51% of the number of shares of Common Stock outstanding.

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

The assets we acquired through Santa Teresa Minerals included principally: cash, accounts receivable, and fixed assets (recorded at fair value), including land and mining equipment; and liabilities assumed consisting of accounts payable and notes and loans payable. The difference between the value of the shares issued in consideration and the assets less liabilities was recorded as goodwill.

Assets Acquired & Liabilities Assumed	Amounts

Cash	9,390
Accounts receivable	9,762
Fixed assets	3,745,516
Goodwill	66,258
Accounts payable	(15,012)
Notes and loans payable	(2,540,914)

Purchase price	$1,275,000

NOTE 5:	PROPERTY AND EQUIPMENT

The following table sets forth our fixed assets at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	December 31, 2011	December 31, 2010

Mining property/land	$4,393,985	$3,291,472
Office equipment	104,086	113,879
Furniture and fixtures	100,404	109,851
Computer equipment	54,195	56,584
Transportation equipment	236,090	114,071
Office improvements	72,195	78,987
Total property and equipment	$4,960,955	$3,764,844

Less accumulated depreciation	184,178	19,328

Net property and equipment	$4,776,777	$3,745,516

As of December 31, 2011 and 2010, depreciation expense was $179,606 and $nil, respectively.

In June, 2011, Santa Teresa Minerals, acquired a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”). The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase and $100,000 on the six month anniversary of the purchase. We are obligated to pay $100,000 on each of the twelve month and eighteen month anniversaries of the purchase agreement, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement.

NOTE 6:	PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.” At December 31, 2011 Santa Teresa Minerals owned a 60% interest and Minera Anica Ltda. owned a 40% interest in Sulfatos Chile. Santa Teresa Minerals has funded 100% of the operations of Sulfatos Chile through December 31, 2011. During the twelve months ended December 31, 2011, Santa Teresa Minerals contributed $5,473,292 to Sulfatos Chile toward the construction of a copper sulfate production facility. In the first quarter of 2012, Santa Teresa Minerals provided the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production.

NOTE 7:	GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of December 31, 2011, no impairment was noted.

NOTE 8:	DEBT

In 2008, Trisha Malone, then our Chief Executive Officer and a director, advanced $5,000 on the Company’s behalf to pay a vendor. No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan. This loan was repaid in December of 2011 and the balance due on this loan at December 31, 2011 is $0.

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

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest shall be due and payable on November 1, 2012, provided however that the loan will become payable immediately upon demand by Mr. Camus following certain events, including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and Mr. Camus no longer being a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of December 31, the Company has paid Mr. Camus $33,333 in accrued interest.

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $38,446. The loan did not bear interest and did not specify a maturity date. As of December 31, 2011, the balance of the loan was $38,446. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. The balance due to Suprafin, Ltd. at December 31, 2011 was $241,064. This balance was paid in full in January 2012. Zirk Engelbrect, the Company’s President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd.

In December 2011, Ms. de Maison provided a total of $860,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. In February 2012 these advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 15: Subsequent Events.”

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

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at December 31, 2011	Balance Due at December 31, 2010
Trisha Malone	No Set Terms	-	5,000
Angelique de Maison Loan	No Set Terms	860,000	-
Suprafin Short Term Advance	No Set Terms - Repaid in 30 Days	241,064	-
Suprafin Note	10% Interest Convertible Note	-	14,150
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	38,446	42,063
Note to Juan Carlos Camus	See Note 4	1,000,000	1,087,000
	Total Related Party Debt	$2,139,510	$1,148,213

Loan with Banco Santander Chile 1/28/10	24 Months at 8.3%	$-	$44,157
Line of Credit with Banco Security	Due 3/11/12 - 7.9%	29,014	32,132
Line of Credit with Banco Security	Due 1/15/12 - 8.2%	133,627	144,675
Line of Credit with Banco Security	Due 2/15/12 - 8.4%	175,443	190,887
MasterCard Credit Card with Banco Security	Revolving Credit Card	2,810	-
	Total Loans Payable	$340,894	$411,851

	Total Debt at December 31, 2011	$2,480,404	$1,560,064

NOTE 9:	RELATED PARTY TRANSACTIONS

In 2008, the Company issued 600,000 shares of Common Stock to Trisha Malone, a director and at the time Chief Executive Officer, in consideration of setup costs advanced on behalf of the Company and a business plan.

In 2008, Trisha Malone, a director and at the time our Company’s Chief Executive Officer, advanced $5,000 on the Company’s behalf to pay a vendor. No interest accrued on this advance, which was to be repaid from the proceeds of sales of stock or a loan. The balance due on this loan at December 31, 2011 is $0. See “Note 8: Debt.”

In 2009, the Company issued a Convertible Note in the amount of $25,000 to Suprafin, Ltd. for a loan of up to $25,000 to fund operating expenses. In 2010 and 2011, the note was converted into an aggregate of 2,654,978 shares of Common Stock. See “Note 8: Debt.” Ms. Malone is the Corporate Secretary and Zirk Engelbrecht ("Mr. Engelbrecht"), a director of the Company and our President, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd.

In August 2010, Sociedad Contractual Free Gold was formed as a joint venture between Santa Teresa Minerals and Juan Carlos Camus. Santa Teresa Minerals increased its original 60% ownership position to 99.9% through an acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining 0.1% interest of Sociedad Contractual Free Gold is owned by Juan Carlos Camus, the CEO of Santa Teresa. Santa Teresa minerals is responsible for all mining, administrative, and operating management of this property and Mr. Camus is entitled to 0.1% of profits after direct and indirect costs.

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

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers Ltd. for $1.00 per share or an aggregate of $800,000. At the time, Ms. de Maison was Chief Executive Officer, Chairman of the board of directors and majority shareholder of WealthMakers. Ms. de Maison has since resigned all positions with WealthMakers and disclaims any interest in the shares held by WealthMakers except to the extent of her pecuniary interest therein. Ms. Malone is a director of WealthMakers.

Pursuant to the Stock Purchase Agreement dated March 10, 2011, as amended, the Company agreed to issue and sell to Ms. de Maison, and Ms. de Maison agreed to purchase, up to 8,200,000 shares of Common Stock for $1.00 per share. On June 28, 2011, in connection with an amendment to the Stock Purchase Agreement, Ms. de Maison was appointed as a director of the Company. During the three months ended December 31, 2011, Ms. de Maison purchased 2,273,747 shares of Common Stock under this agreement as amended. Ms. de Maison has purchased a total of 4,775,310 shares of Common Stock under this agreement as amended. Ms. de Maison and the Company had a mutual understanding that Ms. de Maison’s obligation to purchase additional shares ended on December 31, 2011.

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

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. The balance due to Suprafin, Ltd. at December 31, 2011 was $241,064. This balance was paid in full in January 2012. Zirk Engelbrect, the Company’s President, is the CEO of Suprafin, Ltd.

In December 2011, Ms. de Maison provided a total of $860,000 in working capital advances in the form of a demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. These advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 14: Subsequent Events.”

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $38,446. The loan did not bear interest and did not specify a maturity date. As of December 31, 2011, the balance of the loan was $ 38,446. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt. See “Note 8: Debt.”

As of December 31, 2011, Juan G. Troncoso provided $15,000 in services for the Company included in accounts payable- related party. Mr. Troncoso is the Company’s CFO.

As of December 31, 2011, the Company invoiced Metales Acer Ltd. for scrap metal sold totaling $13,809. The scrap was sold at the prevailing market rate on the invoice date. Mr. Camus, the Company’s CEO, is the owner of Metales Acer Ltd.

NOTE 10:	STOCKHOLDERS’ EQUITY

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

On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with the Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three year terms. Global Investments II is a Maine limited liability company in which William Farley, a member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten-year warrant (the “Warrant”) to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to the following conditions to exercise (none of which have been currently achieved):

a) 250,000 shares vest upon the beginning of exploration of the Company’s Casuto Project;

b) 250,000 shares vest upon the completion of exploration of the Company’s Casuto Project;

c) 250,000 shares vest upon the results of exploration of the Company’s Casuto Project;

d) 1,750,000 shares vest upon execution of a Joint Venture Agreement between the company and Freeport-McMoran Copper & Gold, Inc. or any of its associated companies for the mining of gold on the Company’s properties;

e) 1,500,000 shares vest upon the first capital financing or funding either directly or indirectly introduced to the Company through the efforts of Global Investments II or with Global Investments II assistance;

f) 1,500,000 shares vest upon the second capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance; and

g) 1,500,000 shares vest upon the third capital financing or funding either directly or indirectly introduced to the company through the efforts of Global Investments II or with Global Investments II’s assistance.

The exercisability of the warrant is to accelerate upon the earlier of (x) the date upon which the Company sells equity securities (including convertible notes, warrants and other securities which are convertible into or exchangeable for equity securities of the Company) which causes the aggregate amount of gross cash proceeds for sales of securities of such type after December 20, 2010 to equal or exceed $40,000,000 and (y) immediately prior to the consummation of a Change of Control Transaction (as defined therein). Global Investments II has piggyback registration rights in association with the Warrant.

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

In August 2011, the Company issued 2,000,000 shares of Common Stock to Juan Carlos Camus Villegas in connection with the exchange of the Camus Note. See “Note 8: Debt” and “Note 9: Related Party Transactions.”

In October 2011, the Company issued 20,000 shares of Common Stock to Luis Antonio Canales Miranda in exchange for Mr. Canales granting to Fast Cooper, S.A., Santa Teresa Minerals’ majority owned subsidiary, licensing rights to certain patented technology owned by Mr. Canales.

On October 14, 2011, Casablanca Mining Ltd. and LV Ventures Inc. (“LV Ventures”) entered in to a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby LV Ventures agreed to purchase 1,333,333 shares of common stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares each beginning on October 14, 2011. Concurrently with the Stock Purchase Agreement, the parties entered into a Registration Rights Agreement pursuant to which LV Ventures received two demand registration rights after April 15, 2012 and piggyback registration rights. The purchase of the first installment of 444,444 shares was completed on October 14, 2011, the purchase of the second installment of 444,444 was completed on November 21, 2011, the purchase of the third installment was completed in two parts, 250,000 shares on December 15, 2011 and 194,444 shares on January 5, 2012.

NOTE 11:	STOCK SPLIT

On July 14, 2009, the Company effected a 30 for 1 forward split of its Common Stock which has been applied on a retroactive basis.

NOTE 12:	NEW ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued in 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 13:	INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $1,361,999  that may be available to reduce future years’ federal taxable income through 2030 to 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2011 and 2010:

Deferred tax assets:	2011	2010
Net operating loss carryforward	$3,891,427	$26,051

Total deferred tax assets	$1,361,999	$9,118
Less: Valuation allowance	(1,361,999)	(9,118)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 was $1,361,999. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011.

NOTE 14:	CAPITAL LEASE

On September 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a vehicle. The terms of the lease are 49 months with an interest rate of 9.48%. Monthly payments are CLP 723,332 estimated at $1,394.

On November 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a vehicle. The terms of the lease are 49 months with an interest rate of 9.86%. Monthly payments are CLP 633,373 estimated at $1,219.

Future lease payments are as follows:

US$
2012	27,086
2013	29,822
2014	32,833
2015	33,001
2016	3,801
Total	126,543

NOTE 15:	SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2011 and require disclosure or recognition in these financial statements.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. The balance due to Suprafin, Ltd. at December 31, 2011 was $241,064. This balance was paid in full in January 2012.

On October 14, 2011, Casablanca Mining Ltd. and LV Ventures entered in to a Stock Purchase Agreement, whereby LV Ventures agreed to purchase 1,333,333 shares of common stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares each beginning on October 14, 2011. The purchase of the final installment of 194,444 shares was completed on on January 5, 2012.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which may be paid by Santa Teresa Minerals with the proceeds from the purchase price.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASABLANCA MINING LTD.

Date: April 16, 2012	By:	/s/ Zirk Engelbrecht
Zirk Engelbrecht
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zirk Engelbrecht	President (Principal Executive Officer), Director	April 16, 2012
Zirk Engelbrecht

/s/ Gonzalo Troncoso	Chief Financial Officer (Principal	April 16, 2012
Gonzalo Troncoso	Financial and Accounting Officer), Director

/s/ Juan Carlos Camus Villegas	Chief Executive Officer, Director	April 16, 2012
Juan Carlos Camus Villegas

/s/ Thomas Ronk	Director	April 16, 2012
Thomas Ronk

/s/ Trisha Malone	Director	April 16, 2012
Trisha Malone

/s/ Angelique de Maison	Director	April 16, 2012
Angelique de Maison

/s/ William Farley	Director	April 16, 2012
William Farley

17