Form 10-Q
period 2012-03-31
Casablanca Mining Ltd.
filed 2012-05-21
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 21, 2012, the issuer had 59,657,521 shares of common stock (“Common Stock”) outstanding.

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

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$17,318	$137,119
Accounts receivable	1,577	1,472
Accounts receivable, related party	17,264	13,809
Note receivable	394,272	-
Inventory	36,852	34,407
Prepaids	52,849	3,402
Total current assets	520,132	190,209

Other Assets
Property and equipment, net	5,058,690	4,776,777
Property-construction in progress	-	5,473,292
Goodwill	66,258	66,258
Total other assets	5,124,948	10,316,327

TOTAL ASSETS	$5,645,080	$10,506,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	936,414	962,422
Accounts payable and accrued liabilities, related party	57,847	53,446
Due to related parties	1,100,970	2,139,510
Notes payable	375,629	340,894
Capital lease, current portion	29,717	27,086
Total current liabilities	2,500,577	3,523,358

Long Term Liabilities
Capital lease, long term	95,626	99,457
Total long term liabilities	95,626	99,457

Total liabilities	2,596,203	3,622,815

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 59,657,521 and 59,463,076 shares issued and outstanding, respectively	59,657	59,463
Additional paid in capital	7,462,658	11,272,400
Accumulated other comprehensive income	(51,577)	(502,816)
Deficit accumulated during exploration stage	(4,421,861)	(3,945,326)
Total stockholders' equity	3,048,877	6,883,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,645,080	$10,506,536

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		From inception (June 27, 2008) to
	March 31, 2012	March 31, 2011	March 31, 2012

Income	$-	$1,367	$3,463

Operating expenses
Mining property expenses	194,433	-	987,876
General and administrative	103,135	139,301	716,322
Legal and accounting	143,936	58,489	579,847
Total expenses	441,504	197,790	2,284,045

Ordinary loss	(441,504)	(196,423)	(2,280,582)

Loss on note restructuring, related party	-	-	(2,043,000)
Other expense	-	(49,807)	-
Interest expense	(35,031)	(7,252)	(98,279)

Net loss	$(476,535)	$(253,482)	$(4,421,861)

Loss per share - basic	$(0.01)	$(0.00)

Weighted average common shares - basic	59,646,837	51,357,458

See notes to consolidated financial statements.

Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		From inception (June 27, 2008) to
	March 31, 2012	March 31, 2011	March 31, 2012

Net loss	$(476,535)	$(253,482)	$(4,421,861)

Foreign currency translation adjustment	451,239	(38,259)	(51,577)

Total comprehensive loss	$(25,296)	$(291,741)	$(4,473,438)

Comprehensive loss per share - basic	$(0.00)	$(0.01)

Weighted average common shares - basic	59,646,837	51,357,458

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three Months Ended March 31, 2012	For the three Months Ended March 31, 2011	From inception (June 27, 2008) to March 31, 2012

Cash flows from operating activities
Net loss	$(476,535)	$(253,482)	$(4,421,861)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	-	-	1,913,000
Depreciation	30,362	7,100	209,968
Shares issued for patent license agreement	-	-	20,000
Beneficial stock conversion liability	-	49,807	-
Change in operating assets and liabilities
Increase (decrease) in accounts receivable	(105)	(1,527)	8,185
Increase in accounts receivable- related party	(3,455)	-	(17,264)
Increase in inventory	-	-	(34,407)
Increase in prepaid expenses	(49,447)	-	(52,849)
Increase in accounts payable- related party	4,401	-	57,847
Increase in accounts payable	106,227	(2,309)	152,976
Cash used in operations	(388,552)	(200,411)	(2,164,405)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	-	-	9,390
Purchase of property and equipment	(38,325)	(41,466)	(199,279)
Property - construction in process	(562,893)	(1,526,988)	(6,036,185)
Loan to Santa Teresa Minerals	-	-	(1,000,000)
Cash used in investing activities	(601,218)	(1,568,454)	(7,226,074)

Cash flows from financing activities
Proceeds from stock offering	233,334	1,474,127	8,236,433
Proceeds from notes payable	1,533	-	23,532
Payments on notes payable	-	(22,545)	(78,806)
Payments on capital lease	(10,189)	-	(13,559)
Proceeds from loans from related parties	932,223	985,960	2,260,831
Payments on loans from related parties	(300,000)	-	(530,886)
Cash provided by financing activities	856,901	2,437,542	9,897,545

Effect of foreign exchange rate change	13,068	(38,259)	(489,748)

INCREASE (DECREASE) IN CASH	(119,801)	630,418	17,318

BEGINNING CASH	137,119	9,390	-

ENDING CASH	$17,318	$639,808	$17,318

Supplemental disclosure of cash flow information:
Interest paid	$25,000	$-	$76,911
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$-	$-	$20,000
Stock issuance to satisfy due to related party	-	-	14,425
Stock issuance in related party note restructuring	-	-	2,000,000
Capital lease for property acquisition	-	-	129,913
Property rights acquired via liability assumed	-	-	900,000
	$-	$-	$3,064,338

Acquisition of Santa Teresa Minerals
Assets acquired	$-	$-	$3,755,278
Liabilites assumed	-	-	(2,555,926)
Goodwill	-	-	66,258
Total, less of cash aquired	$-	$-	$1,265,610

Common stock issued for acquisition	-	-	1,275,000

Sale of Sulfatos Chile S.A.
Notes receivable	$394,272	$-	$394,272
Accounts payable applied towards cash payment	$132,235	$-	$132,235
Due to related party applied towards cash payment	$1,673,493	$-	$1,673,493
Sulfatos Chile copper sulfate plant- CIP	$(6,242,882)	$-	$(6,242,882)
Difference applied towards additional paid in capital.	(4,042,882)	-	(4,042,882)

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

The acquisition of Santa Teresa Minerals was accounted for as a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010 through March 31, 2012 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

NOTE 2:	GOING CONCERN

The Company’s financial statements at March 31, 2012 and for the period from inception (June 27, 2008) through March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $4,421,861 from inception through March 31, 2012. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company may not be able to obtain additional funds that it may require. The Company does not presently have adequate cash from operations to meet its long-term needs. Except for the lines of credit of Santa Teresa Minerals, as discussed under "Note 9: Debt," the Company does not currently have any established third-party bank credit arrangements. The Company will seek additional funds through equity or debt financings, if available on terms and schedules acceptable to the Company. If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development programs.

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

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at March 31, 2012 was 485.00 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

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

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of March 31, 2012, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of March 31, 2012, recovered gold was valued at $36,852.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of March 31, 2012, there have been no asset retirement obligations recorded.

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

On December 31, 2010, the Company acquired Santa Teresa Minerals through the exchange of 25,500,000 shares of its Common Stock for all of the issued and outstanding capital shares of Santa Teresa’s Minerals pursuant to that certain Exchange Agreement (the “Exchange Agreement”), dated December 7, 2010, among the Company, Santa Teresa Minerals and the shareholders of Santa Teresa Minerals (collectively, the “Santa Teresa Shareholders”). The value of the shares of Common Stock issued in the exchange was $0.05 per share, as determined by a third party valuation.

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

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus, currently a director and the Company's Chief Executive Officer, pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of Common Stock, valued at $2,000,000, of the Company, and a new non-convertible promissory note in the amount of $1,000,000 (the “New Promissory Note”). See “Note 9: Debt.”

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

Assets Acquired & Liabilities Assumed	Amounts

Cash	9,390
Accounts receivable	9,762
Fixed assets	3,745,516
Goodwill	66,258
Accounts payable	(15,012)
Notes and loans payable	(2,540,914)

Purchase price	$1,275,000

NOTE 5:	SULFATOS CHILE/BLUESTONE S.A.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $1,805,728 has been paid as of March 31, 2012 with $394,272 remaining as a note receivable.

The Company determined this transaction to be a related party transaction since both companies have a common officer and director. The 20% interest in Bluestone S.A. is valued at $nil, Bluestone’s historical cost.

NOTE 6:	PROPERTY AND EQUIPMENT

The following table sets forth our fixed assets at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	March 31, 2012	December 31, 2011

Mining Property/Land	$4,669,619	$4,393,985
Office Equipment	111,479	104,086
Furniture and Fixtures	107,536	100,404
Computer Equipment	58,044	54,195
Transportation/Heavy Equipment	261,012	236,090
Office Improvements	78,622	72,195
Total Property and Equipment	$5,286,312	$4,960,955

Less Accumulated Depreciation	227,622	184,178

Net Property and Equipment	$5,058,690	$4,776,777

As of March 31, 2012, depreciation expense was $30,362 compared to $7,100 at March 31, 2011.

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

NOTE 7:	PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.”. Santa Teresa Minerals owned a 60% interest and Minera Anica Ltda. owned a 40% interest in Sulfatos Chile. Santa Teresa Minerals funded 100% of the operations of Sulfatos Chile through February 15, 2012, the date that Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., see Note 5: Sulfatos Chile. Through December 31, 2011, Santa Teresa Minerals contributed $5,473,292 to Sulfatos Chile toward the construction of a copper sulfate production facility. In the first quarter of 2012, Santa Teresa Minerals provided the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production. Total amounts contributed as of March 31, 2012 were $6,242,882. The copper sulfate production facility is owned by Sulfatos Chile and our interest in the plant was sold to Bluestone S.A. along with our interest in Sulfatos Chile on February 15, 2012.

NOTE 8:	GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of March 31, 2012, no impairment was noted.

NOTE 9:	DEBT

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

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest shall be due and payable on November 1, 2012, provided however that the loan will become payable immediately upon demand by Mr. Camus following certain events, including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and Mr. Camus no longer being a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of March 31, 2012 the Company has paid Mr. Camus a total of $58,333 in accrued interest.

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $41,175. The loan did not bear interest and did not specify a maturity date. During the three months ended March 31, 2012 Metals Acer LTDA loaned Santa Teresa Minerals an additional 29,000,000 Chilean Pesos or approximately $59,974. As of March 31, 2012, the balance of the loan was $100,970. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. This balance was paid in full in January 2012. Zirk Engelbrect, the Company’s President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd.

From December 2011 through February 15, 2011, Ms. de Maison provided a total of $1,100,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. In February 2012 these advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 5: Sulfatos Chile.”

Santa Teresa Minerals has several lines of credit with Banco Security with a total limit of CLP 173,000,000 estimated at $356,701. These lines of credit have historically been rolled over at the due date into a new lines of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at March 31, 2012	Balance Due at December 31, 2011
Angelique de Maison Loan	No Set Terms	$-	$860,000
Suprafin Short Term Advance	No Set Terms - Repaid in 30 Days	-	241,064
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	100,970	38,446
Note to Juan Carlos Camus	See Note 4	1,000,000	1,000,000
	Total Related Party Debt	$1,100,970	$2,139,510
Line of Credit with Banco Security	Due 6/10/12 - 7.9%	$32,861	$29,014
Line of Credit with Banco Security	Due 4/18/12 - 8.2%	147,498	133,627
Line of Credit with Banco Security	Due 5/15/12 - 8.4%	194,915	175,443
MasterCard Credit Card with Banco Security	Revolving Credit Card	355	2,810
	Total Loans Payable	$375,629	$340,894

	Total Debt at December 31, 2011	$1,476,599	$2,480,404

NOTE 10:	RELATED PARTY TRANSACTIONS

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

From December 2011 through February 15, 2012, Ms. de Maison provided a total of $1,100,000 in working capital advances in the form of a demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. These advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 5: Sulfatos Chile.”

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $41,175. The loan did not bear interest and did not specify a maturity date. During the three months ended March 31, 2012 Metals Acer LTDA loaned Santa Teresa Minerals an additional 29,000,000 Chilean Pesos or approximately $59,974. As of March 31, 2012, the balance of the loan was $100,970. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

As of March 31, 2012, Juan G. Troncoso provided $60,000 in services for the Company included in accounts payable- related party. Mr. Troncoso is the Company’s CFO.

As of March 31, 2012, the Company invoiced Metales Acer Ltd. for scrap metal sold totaling $13,809. The scrap was sold at the prevailing market rate on the invoice date. Mr. Camus, the Company’s CEO, is the owner of Metales Acer Ltd.

NOTE 11:	STOCKHOLDERS’ EQUITY

On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with the Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three year terms. Global Investments II is a Maine limited liability company in which William Farley, a member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten-year warrant (the “Warrant”) to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to conditions noted in the agreement.

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

There were various other accounting standards and interpretations issued in 2011 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 13:	CAPITAL LEASE

On September 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a vehicle. The terms of the lease are 49 months with an interest rate of 9.48%. Monthly payments are CLP 723,332 estimated at $1,491

On November 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a vehicle. The terms of the lease are 49 months with an interest rate of 9.86%. Monthly payments are CLP 633,373 estimated at $1,306.

Future lease payments are as follows:

US$
2012	22,017
2013	31,940
2014	35,165
2015	36,911
2016	1,579
Total	127,612

NOTE 14:	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended March 31, 2012 was filed and has found no events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada Corporation (“Casablanca”) and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Commission.

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

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Factors that May Affect Future Operating Results” contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Its gold and copper mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a historically producing gold mine , “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16 and the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different mining and mineral exploration properties including gold, copper and copper sulfate. Santa Teresa Minerals also owns 20% of Bluestone S.A. which owns 60% of Sociedad Sulfatos Chile S.A., a copper sulfate production project that owns the Anica Copper Mines, and a 60% equity position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Results of Operations

Revenues

Revenue for the three months ended March 31, 2012 and March 31, 2011 were $0 and $1,367 respectively from the sale of scrap metal.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. We expect Santa Teresa Minerals will begin to generate revenues from its mining projects late in the second quarter of 2012.

Operating Expenses

For the three months ended March 31, 2012, operating expenses were $441,504, compared to $197,790 for the three months ended March 31, 2011. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company and costs incurred in connection with the Santa Teresa Acquisition.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $35,031 for the three months ended March 31, 2012, compared to $7,252 in interest expense for the three months ended March 31, 2011. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the New Promissory Note with Mr. Camus.

Other Expense

There was no other expense for the three months ended March 31, 2012. The issuance of the original convertible promissory note to Juan Carlos Camus Villegas, which included a beneficial conversion feature, resulted in other expense of $49,807 for the three months ended March 31, 2011.

Net Loss

For the three months ended March 31, 2012, net loss was $476,535, compared to net losses of $253,482 for the three months ended March 31, 2011. Net losses were due to the operational expenses, interest expense and other expense discussed above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, our principal sources of capital included cash of $17,318 compared to $137,119 at December 31, 2011. This capital was generated through private placements of our Common Stock.

Santa Teresa Minerals also has several lines of credit with Banco Security which provides liquidity for operations. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations as well as additional equity financing and contributions from its current principal shareholders and other investors. The Company intends to undertake additional private placements of its securities in order to raise future development and operating capital. The Company depends upon capital to be derived from contributions from its principal shareholders and future financing activities such as subsequent offerings of its securities. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its securities.

Going forward, Santa Teresa Minerals expects to incur average monthly costs, including capital purchases, of approximately $300,000 as it begins production at its Free Gold and Los Pinos properties. Santa Teresa Minerals also expects to incur further exploration costs and costs to develop technology as set forth in its plan of operations.

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

Free Gold

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as we implemented a new accounting system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A: Risk Factors

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From December 31, 2011 through March 31, 2012, the Company issued 194,445 shares of Common Stock at $1.20 per share to LV Ventures pursuant to the Stock Purchase Agreement dated October 14, 2011. These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  LV Ventures is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not applicable.

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

/s/	Gonzalo Troncoso
Gonzalo Troncoso
Chief Financial Officer

Date: May 21, 2012

- 18 -