Form 10-Q
period 2012-06-30
Casablanca Mining Ltd.
filed 2012-08-20
CIK 1454007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

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

As of August 20, 2012, the issuer had 59,657,521 shares of common stock (“Common Stock”) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, which are included in the Company’s annual report on Form 10-K, as amended, previously filed with the Commission.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$107,007	$137,119
Accounts receivable	1,527	1,472
Accounts receivable, related party	–	13,809
Note receivable	135,000	–
Inventory	13,542	34,407
Prepaids	24,865	3,402
Total current assets	281,941	190,209

Other Assets
Property and equipment, net	5,059,457	4,776,777
Property-construction in progress	–	5,473,292
Goodwill	66,258	66,258
Total other assets	5,125,715	10,316,327

TOTAL ASSETS	$5,407,656	$10,506,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	1,016,734	962,422
Accounts payable and accrued liabilities, related party	25,666	53,446
Due to related parties	1,197,175	2,139,510
Notes payable	360,651	340,894
Capital lease, current portion	66,948	27,086
Total current liabilities	2,667,174	3,523,358

Long Term Liabilities
Capital lease, long term	217,896	99,457
Total long term liabilities	217,896	99,457

Total liabilities	2,885,070	3,622,815

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 59,657,521 and 59,463,076 shares issued and outstanding respectively	59,658	59,463
Additional paid in capital	7,462,657	11,272,400
Accumulated other comprehensive income	(216,340)	(502,816)
Deficit accumulated during exploration stage	(4,783,389)	(3,945,326)
Total stockholders' equity	2,522,586	6,883,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,407,656	$10,506,536

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From June 27, 2008 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Income	$27,624	$1,401	$27,624	$2,768	$31,087
Cost of goods sold	(30,381)	–	(30,381)	–	(30,381)
Net income	(2,757)	1,401	(2,757)	2,768	706

Operating expenses
Mining property expenses	152,160	175,931	346,593	252,553	1,140,036
General and administrative	65,553	107,248	168,688	219,734	781,875
Legal and accounting	108,147	80,214	252,083	138,703	687,994
Total expenses	325,860	363,393	767,364	610,990	2,609,905

Ordinary loss	(328,617)	(361,992)	(770,121)	(608,222)	(2,609,199)

Loss on note restructuring, related party	–	–	–	–	(2,043,000)
Other expense	–	–	–	–	–
Interest expense	(32,911)	(6,405)	(67,942)	(13,657)	(131,190)

Net loss	$(361,528)	$(368,397)	$(838,063)	$(621,879)	$(4,783,389)

Loss per share- basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares - basic	59,656,819	52,179,445	59,652,545	51,770,722

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From June 27, 2008 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net loss	$(361,528)	$(368,397)	$(838,063)	$(621,879)	$(4,783,389)

Foreign currency translation adjustment	(164,764)	139,429	286,476	101,170	(216,340)

Total comprehensive loss	$(526,292)	$(228,968)	$(551,587)	$(520,709)	$(4,999,729)

Comprehensive loss per share- basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares - basic	59,656,819	52,179,445	59,652,545	51,770,722

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From June 27, 2008 (Inception) to June 30, 2012

Cash flows from operating activities
Net income/(loss)	$(838,063)	$(621,879)	$(4,783,389)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	–	–	1,913,000
Depreciation	64,392	57,886	243,998
Shares issued for patent license agreement	–	–	20,000
Beneficial stock conversion liability	–	49,807	–
Change in operating assets and liabilities
Increase in accounts receivable	(55)	(2,899)	8,235
Decrease in accounts receivable- related party	13,809	–	–
Decrease (increase) in inventory	20,865	(22,251)	(13,542)
Increase in prepaid expenses	(21,464)	(3,500)	(24,866)
Decrease in accounts payable- related party	(27,780)	–	25,666
Increase (decrease) in accounts payable	186,547	(10,311)	233,296
Cash used in operations	(601,749)	(553,147)	(2,377,602)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	–	–	9,390
Purchase of property and equipment	(203,873)	(400,000)	(364,827)
Property - construction in process	(562,893)	(1,993,386)	(6,036,185)
Loan to Santa Teresa Minerals	–	–	(1,000,000)
Cash used in investing activities	(766,766)	(2,393,386)	(7,391,622)

Cash flows from financing activities
Proceeds from stock offering	233,335	3,301,563	8,236,434
Proceeds from notes payable	11,087	–	33,086
Payments on notes payable	–	(13,816)	(78,806)
Payments on capital lease	(14,604)	–	(17,974)
Proceeds from loans from related parties	1,438,558	–	2,767,166
Payments on loans from related parties	(300,000)	–	(530,886)
Cash provided by financing activities	1,368,376	3,287,747	10,409,020

Effect of foreign exchange rate change	(29,973)	101,170	(532,789)

INCREASE (DECREASE) IN CASH	(30,112)	442,384	107,007

BEGINNING CASH	137,119	9,390	–

ENDING CASH	$107,007	$451,774	$107,007
	–		–
Supplemental disclosure of cash flow information:
Interest paid	$67,942	$–	$119,853
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$–	$20,000	$20,000
Stock issuance to satisfy due to related party	–	–	14,425
Stock issuance in related party note restructuring	–	–	2,000,000
Capital lease for property acquisition	171,237	–	301,150
Property rights acquired via liability assumed	–	1,000,000	900,000
	$171,237	$1,020,000	$3,235,575

Acquisition of Santa Teresa Minerals
Assets acquired	$–	$–	$3,755,278
Liabilities assumed	–	–	(2,555,926)
Goodwill	–	–	66,258
Total, less of cash acquired	$–	$–	$1,265,610

Common stock issued for acquisition	–	–	1,275,000

Sale of Sulfatos Chile S.A.
Notes receivable	$135,000	$–	$135,000
Accounts payable applied towards cash payment	132,235		132,235
Due to related party applied towards cash payment	1,932,765	–	1,932,765
Sulfatos Chile copper sulfate plant - CIP	(6,242,882)	–	(6,242,882)
Difference applied towards additional paid in capital	$(4,042,882)	$–	$(4,042,882)

See notes to consolidated financial statements.

Casablanca Mining Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
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

The acquisition of Santa Teresa Minerals was accounted for as a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010 through June 30, 2012 reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

NOTE 2:	GOING CONCERN

The Company’s financial statements at June 30, 2012 and for the period from inception (June 27, 2008) through June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $4,783,389 from inception through June 30, 2012. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at June 30, 2012 was 500.90 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

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

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of June 30, 2012, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of June 30, 2012, recovered gold was valued at $13,542.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of June 30, 2012, there have been no asset retirement obligations recorded.

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

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $2,065,000 has been paid as of June 30, 2012 with $135,000 remaining as a note receivable. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which was paid by Santa Teresa Minerals with the proceeds from the purchase price.

The Company determined this transaction to be a related party transaction since both companies have a common officer and director. The $4,042,882 difference between the value of the interest and the consideration received was recorded through additional paid in capital. The 20% interest in Bluestone S.A. is valued at $nil, Bluestone’s historical cost.

NOTE 6:	PROPERTY AND EQUIPMENT

The following table sets forth our fixed assets at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	June 30, 2012	December 31, 2011

Mining Property/Land	$4,550,596	$4,393,985
Office Equipment	107,941	104,086
Furniture and Fixtures	104,123	100,404
Computer Equipment	56,201	54,195
Transportation/Heavy Equipment	420,012	236,090
Office Improvements	76,126	72,195
Total Property and Equipment	$5,314,999	$4,960,955

Less Accumulated Depreciation	255,542	184,178

Net Property and Equipment	$5,059,457	$4,776,777

As of June 30, 2012, depreciation expense was $64,392 compared to $57,886 at June 30, 2011.

In June, 2011, Santa Teresa Minerals, acquired a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”). The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase and $100,000 on the six month anniversary of the purchase. We are obligated to pay $100,000 on each of the twelve month and eighteen month anniversaries of the purchase agreement, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement. The twelve month anniversary payment was made on July 3, 2012.

NOTE 7:	PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.”. Santa Teresa Minerals owned a 60% interest and Minera Anica Ltda. owned a 40% interest in Sulfatos Chile. Santa Teresa Minerals funded 100% of the operations of Sulfatos Chile through February 15, 2012, the date that Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., see Note 5: Sulfatos Chile. Through February 15, 2011, Santa Teresa Minerals contributed $5,473,292 to Sulfatos Chile toward the construction of a copper sulfate production facility. In the first quarter of 2012, Santa Teresa Minerals provided the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production. Total amounts contributed as of June 30, 2012 were $6,242,882. The copper sulfate production facility is owned by Sulfatos Chile and our interest in the plant was sold to Bluestone S.A. along with our interest in Sulfatos Chile on February 15, 2012.

NOTE 8:	GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of June 30, 2012, no impairment was noted.

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

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest shall be due and payable on November 1, 2012, provided however that the loan will become payable immediately upon demand by Mr. Camus following certain events, including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and Mr. Camus no longer being a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of June 30, 2012 the Company has paid Mr. Camus $58,333 in accrued interest.

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $39,870. The loan did not bear interest and did not specify a maturity date. During the six months ended June 30, 2012 Metales Acer LTDA loaned Santa Teresa Minerals an additional 77,401,871 Chilean Pesos or approximately $157,305. As of June 30, 2012, the balance of the loans from Metals Acer LTDA were $197,175. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. This balance was paid in full in January 2012. Zirk Engelbrecht, the Company’s President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd.

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

Santa Teresa Minerals has several lines of credit with Banco Security with a total limit of CLP 177,715,084 or approximately $354,799. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at June 30 2012	Balance Due at December 31, 2011

Angelique de Maison Loan	No Set Terms	$–	$860,000
Suprafin Short Term Advance	No Set Terms - Repaid in 30 Days	–	241,064
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	197,175	38,446
Note to Juan Carlos Camus	See Note 4	1,000,000	1,000,000
	Total Related Party Debt	$1,197,175	$2,139,510

Line of Credit with Banco Security	Due 10/9/12 - 8.2%	$30,102	$29,014
Line of Credit with Banco Security	Due 8/20/12 - 8.8%	137,349	133,627
Line of Credit with Banco Security	Due 8/20/12 - 8.8%	181,785	175,443
Line of Credit with Banco Security	Due 6/28/13 - 8.8%	9,554	–
MasterCard Credit Card with Banco Security	Revolving Credit Card	1,861	2,810
	Total Loans Payable	$360,651	$340,894
	Total Debt	$1,557,826	$2,480,404

NOTE 10:	RELATED PARTY TRANSACTIONS

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

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $39,870. The loan did not bear interest and did not specify a maturity date. During the six months ended June 30, 2012 Metales Acer LTDA loaned Santa Teresa Minerals an additional 77,401,871 Chilean Pesos or approximately $157,305. As of June 30, 2012, the balance of the loans from Metales Acer LTDA were $197,175. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

As of June 30, 2012, Juan G. Troncoso provided $20,666 in services for the Company included in accounts payable - related party. Mr. Troncoso is the Company’s CFO.

As of June 30, 2012, the Company invoiced Metales Acer Ltd. for scrap metal sold totaling $13,809. The scrap was sold at the prevailing market rate on the invoice date. Mr. Camus, the Company’s CEO, is the owner of Metales Acer Ltd.

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

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone SA, an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012 as amended. The $4,042,882 difference between the value of the interest and the consideration received was recorded through additional paid in capital (See Note 5).

NOTE 12:	NEW ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued in 2011 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 13:	CAPITAL LEASE

On September 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.48%. Monthly payments are CLP 723,332 estimated at $1,444.

On November 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.86%. Monthly payments are CLP 633,373 estimated at $1,264.

On April 8, 2012, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a gold wash-plant. The terms of the lease are 49 months with an interest rate of 10.9%. Monthly payments are CLP 2,140,946, estimated at $4,270.

Future lease payments are as follows:

US$
2012	41,868
2013	83,736
2014	83,736
2015	82,292
2016	26,884
Total	318,516

NOTE 14:	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2012 was filed and has found the following events to report:

On July 3, 2012, Santa Teresa Minerals made the twelve month anniversary payment due toward the purchase of the Los Pinos Project. See “Note 6: Property and Equipment”.

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

Results of Operations

Revenues

Revenue for the three and six months ended June 30, 2012 were $27,624 and $27,624, respectively from the sale of gold compared to $1,401 and $2,768 for the three and six months ended June 30, 2011, respectively from the sale of scrap metal.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. We expect Santa Teresa Minerals will begin to generate revenues from its mining projects in the fourth quarter of 2012.

Operating Expenses

For the three and six months ended June 30, 2012, operating expenses were $325,860 and $767,364 respectively, compared to $363,393 and $610,990 respectively for the three and six months ended June 30, 2011. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $32,911 and $67,942 for the three and six months ended June 30, 2012 respectively, compared to $6,405 and $13,657 in interest expense for the three and six months ended June 30, 2011 respectively. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the New Promissory Note with Mr. Camus.

Other Expense

There was no other expense for the three or six months ended June 30, 2012 nor the three or six months ended June 30, 2011.

Net Loss

For the three and six months ended June 30, 2012, net loss was $361,528 and $838,063 respectively, compared to net losses of $368,397 and $621,879 for the three and six months ended June 30, 2011, respectively. Net losses were due to the operational expenses, interest expense and other expense discussed above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, our principal sources of capital included cash of $107,007 compared to $137,119 at December 31, 2011. This capital was generated through private placements of our Common Stock and the sale of our equity interest in Sulfatos Chile.

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

Going forward, Santa Teresa Minerals expects to incur average monthly costs, including capital purchases, of approximately $200,000 as it begins production at its Free Gold and Los Pinos properties. Santa Teresa Minerals also expects to incur further exploration costs and costs to develop technology as set forth in its plan of operations.

Los Pinos

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”) for a purchase price of $1,200,000 payable in installments. We paid $200,000 at the closing of the purchase and paid $100,000 on the six month anniversary of the purchase agreement. We are obligated to pay $100,000 on each of the twelve month and eighteen month anniversaries of the purchase agreement dated May 6, 2011, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement. The twelve month anniversary payment was made on July 3, 2012.

To date we have completed a 4.2 kilometer access road at a cost of $126,000. On site worker lodging has been constructed. The area around the mine interest has been stabilized. Drainage is being installed to manage rain and water runoff. Geologists are conducting vein exploration and testing. Machinery is being brought in to begin the tunnel excavation.

Casuto Project

On our Casuto Project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

Free Gold

We have completed the exploration phase and mining plan for our Free Gold property. We are awaiting final constitution of our mining claims that will allow us to begin the exploration phase of the project. Until such time that we receive the final constitution of our claims, we have temporarily suspended our operations at Free Gold and are concentrating our resources on the Los Pinos project.

Fast Cooper

We expect to continue to incur patent related costs as we continue work on the pending patents in Canada, Australia and Brazil.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as we implemented a new accounting system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From December 31, 2011 through June 30, 2012, the Company issued 194,445 shares of Common Stock at $1.20 per share to LV Ventures pursuant to the Stock Purchase Agreement dated October 14, 2011. These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  LV Ventures is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Promissory Note, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
10.1	Amendment No. 3 to Stock Purchase Agreement, dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2011.
10.4	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
31.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Gonzalo Troncoso

Gonzalo Troncoso

Chief Financial Officer

Date: August 20, 2012

