Form 10-Q
period 2012-09-30
Casablanca Mining Ltd.
filed 2012-11-19
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53558

CASABLANCA MINING LTD.

(Exact name of registrant as specified in its charter)

Nevada	26-1240056
(State of incorporation)	(I.R.S. Employer Identification No.)

2368 Second Ave., 3rd Floor
San Diego, CA 92101

(Address of principal executive offices)

(619) 610-9368

(Registrant’s telephone number, including area code)

(Former, name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2012, the issuer had 59,657,521 shares of common stock (“Common Stock”) outstanding.

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Casablanca Mining Ltd. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CUAU" refers to Casablanca Mining Ltd.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX	1

Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.	2

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011.	3

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011.	4

Unaudited Notes to Consolidated Financial Statements.	5

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

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$3,020	$137,119
Accounts receivable	5,807	1,472
Accounts receivable, related party	–	13,809
Inventory	8,894	34,407
Prepaids	51,320	3,402
Total current assets	69,041	190,209

Other Assets
Property and equipment, net	497,749	382,792
Mining property	4,861,436	4,393,985
Property-construction in progress	–	5,473,292
Goodwill	66,258	66,258
Total other assets	5,425,443	10,316,327

TOTAL ASSETS	$5,494,484	$10,506,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,105,300	$962,422
Accounts payable and accrued liabilities, related party	10,666	53,446
Due to related parties	1,288,488	2,139,510
Loans payable	429,093	340,894
Capital lease, current portion	71,193	27,086
Total current liabilities	2,904,740	3,523,358

Long Term Liabilities
Capital lease, long term	208,713	99,457
Total long term liabilities	208,713	99,457

Total liabilities	3,113,453	3,622,815

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,657,521 and 59,463,076 shares issued and outstanding, respectively	59,658	59,463
Additional paid-in capital	7,462,657	11,272,400
Accumulated other comprehensive income	(3,606)	(502,816)
Deficit accumulated during exploration stage	(5,137,678)	(3,945,326)
Total stockholders' equity	2,381,031	6,883,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,494,484	$10,506,536

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception
	September 30,		September 30,		(June 27, 2008) to
	2012	2011	2012	2011	2012

Income	$21,092	$431	$48,716	$3,199	$52,179
Cost of goods sold	(21,472)	–	(51,853)	–	(51,853)
Gross profit	(380)	431	(3,137)	3,199	326

Operating expenses
Mining property expenses	178,796	177,736	525,389	430,289	1,318,832
General and administrative	68,944	163,268	237,632	383,001	850,819
Legal and accounting	60,305	78,144	312,388	216,847	748,299
Total expenses	308,045	419,148	1,075,409	1,030,137	2,917,950

Ordinary loss	(308,425)	(418,717)	(1,078,546)	(1,026,938)	(2,917,624)

Other expenses
Loss on note restructuring, related party	–	(2,043,000)	–	(2,043,000)	(2,043,000)
Interest expense	(45,864)	(18,911)	(113,806)	(32,567)	(177,054)

Net loss	$(354,289)	$(2,480,628)	$(1,192,352)	$(3,102,505)	$(5,137,678)

Loss per share- basic	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Weighted average common shares - basic	59,657,521	56,016,240	59,654,672	53,201,444

See notes to consolidated financial statements.

Statements of Comprehensive Loss

	For the Three Months Ended		For the Nine Months Ended		From Inception
	September 30,		September 30,		(June 27, 2008) to
	2012	2011	2012	2011	2012

Net loss	$(354,289)	$(2,480,628)	$(1,192,352)	$(3,102,505)	$(5,137,678)

Foreign currency translation adjustment	212,734	(805,638)	499,210	(704,468)	(3,606)

Total comprehensive loss	$(141,555)	$(3,286,266)	$(693,142)	$(3,806,973)	$(5,141,284)

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		From Inception (June 27, 2008) to
	September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(1,192,352)	$(3,102,505)	$(5,137,678)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	–	1,913,000	1,913,000
Depreciation	103,812	64,623	283,418
Shares issued for patent license agreement	–	–	20,000
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(4,335)	(2,074)	3,955
Decrease in accounts receivable, related party	13,809	–	–
Decrease (increase) in inventory	25,513	(26,902)	(8,894)
Increase in prepaid expenses	(47,918)	(7,398)	(51,320)
Increase in accrued interest included in notes payable	4,389	–	4,389
Increase (decrease) in accounts payable, related party	(42,780)	–	10,666
Increase (decrease) in accounts payable	275,113	168,925	321,862
Cash used in operations	(864,749)	(992,331)	(2,640,602)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	–	–	9,390
Purchase of property and equipment	(309,718)	(400,000)	(470,672)
Property - construction in process	(562,893)	(3,316,734)	(6,036,185)
Loan to Santa Teresa Minerals	–	–	(1,000,000)
Cash used in investing activities	(872,611)	(3,716,734)	(7,497,467)

Cash flows from financing activities
Proceeds from stock offering	233,335	5,575,310	8,236,434
Proceeds from notes payable	59,092	–	81,091
Payments on notes payable	–	(54,695)	(78,806)
Payments on capital lease	(33,815)	–	(37,185)
Proceeds from loans from related parties	1,791,673	–	3,120,281
Payments on loans from related parties	(435,000)	–	(665,886)
Cash provided by financing activities	1,615,285	5,520,615	10,655,929

Effect of foreign exchange rate change	(12,024)	(704,468)	(514,840)

INCREASE (DECREASE) IN CASH	(134,099)	107,082	3,020

BEGINNING CASH	137,119	9,390	–

ENDING CASH	$3,020	$116,472	$3,020

Supplemental disclosure of cash flow information:
Interest paid	$113,806	$–	$165,717
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$–	$20,000	$20,000
Stock issuance to satisfy due to related party	–	–	14,425
Stock issuance in related party note restructuring	–	2,000,000	2,000,000
Due to related party applied towards note receivable	135,000	–	135,000
Capital lease for property acquisition	171,237	–	301,150
Property rights acquired via liability assumed	–	1,000,000	900,000
	$306,237	$3,020,000	$3,370,575

Acquisition of Santa Teresa Minerals
Assets acquired	$–	$–	$4,270,575
Liabilites assumed	–	–	(2,555,926)
Goodwill	–	–	66,258
Total, less of cash aquired	$–	$–	$1,780,907

Common stock issued for acquisition	–	–	1,275,000

Sale of Sulfatos Chile S.A.
Notes receivable	$135,000	$–	$135,000
Accounts payable applied toward cash payment	132,235		132,235
Due to related party applied towards cash payment	1,932,765	–	1,932,765
Sulfatos Chile copper sulfate plant - CIP	(6,242,882)	–	(6,242,882)
Difference applied towards additional paid in capital	$(4,042,882)	$–	$(4,042,882)

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

The acquisition of Santa Teresa Minerals was accounted for as a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010, through September 30, 2012, reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

NOTE 2:     GOING CONCERN

The Company’s financial statements at September 30, 2012, and for the period from inception (June 27, 2008) through September 30, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $5,137,678 from inception through September 30, 2012. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at September 30, 2012 was 474.13 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

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

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of September 30, 2012, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of September 30, 2012, gold inventory was valued at $8,894.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of September 30, 2012, there have been no asset retirement obligations recorded.

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

NOTE 5:     SULFATOS CHILE/BLUESTONE S.A.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $2,200,000 has been paid as of September 30, 2012. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which was paid by Santa Teresa Minerals with the proceeds from the purchase price.

The Company determined this transaction to be a related party transaction since both companies have a common officer and director. The $4,400,000 difference between the value of the interest and the consideration received was recorded through additional paid-in capital. The 20% interest in Bluestone S.A. was valued at $nil, Bluestone’s historical cost.

See Note 14 herein for further discussion regarding the disposition of Bluestone S.A. interests by Santa Teresa Minerals.

NOTE 6:     PROPERTY AND EQUIPMENT

The following table sets forth our property and equipment at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	September 30, 2012	December 31, 2011

Mining Property/Land	$4,861,436	$4,393,985
Office Equipment	115,364	104,086
Furniture and Fixtures	110,002	100,404
Computer Equipment	59,375	54,195
Transportation/Heavy Equipment	443,727	236,090
Office Improvements	79,095	72,195
Total Property and Equipment	$5,669,000	$4,960,955

Less Accumulated Depreciation	309,814	184,178

Net Property and Equipment	$5,359,186	$4,776,777

For the nine months ended September 30, 2012, depreciation expense was $103,812 compared to $64,623 for the nine months eneded September 30, 2011.

In June, 2011, Santa Teresa Minerals, acquired a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”). The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase and $100,000 on the six month anniversary of the purchase. We are obligated to pay $100,000 on each of the twelve month and eighteen month anniversaries of the purchase agreement, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement. The twelve-month anniversary payment was made on July 3, 2012. The next payment of $100,000 is due at the end of December 2012.

NOTE 7:     PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.”. Santa Teresa Minerals owned a 60% interest and Minera Anica Ltda. owned a 40% interest in Sulfatos Chile. Santa Teresa Minerals funded 100% of the operations of Sulfatos Chile through February 15, 2012, the date that Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., see Note 5: Sulfatos Chile. Through February 15, 2011, Santa Teresa Minerals contributed $5,473,292 to Sulfatos Chile toward the construction of a copper sulfate production facility. In the first quarter of 2012, Santa Teresa Minerals provided the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production. Total amounts contributed were $6,242,882. The copper sulfate production facility is owned by Sulfatos Chile and our interest in the plant was sold to Bluestone S.A. along with our interest in Sulfatos Chile on February 15, 2012.

NOTE 8:     GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of September 30, 2012, no impairment was noted.

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

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest was due and payable on November 1, 2012, which has now been extended 90 days, to January 31, 2013, while the Company seeks to secure outside capital. The loan will become payable immediately upon demand by Mr. Camus following certain events; including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and/or if Mr. Camus no longer is a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of September 30, 2012, the Company has paid Mr. Camus $58,333 in accrued interest.

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $42,121. The loan did not bear interest and did not specify a maturity date. During the nine months ended September 30, 2012, Metales Acer LTDA loaned Santa Teresa Minerals an additional 116,809,926 Chilean Pesos or approximately $246,367. As of September 30, 2012, the balance of the loans from Metals Acer LTDA were $288,488. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. This balance was paid in full in January 2012. Zirk Engelbrecht, the Company’s former President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd. Suprafin, Ltd. provided an additional $48,005 to the Company during the three months ended September 30, 2012 for working capital purposes. Mr. Engelbrecht is no longer considered a related party to the Company.

From December 2011 through February 15, 2011, Ms. de Maison provided a total of $1,100,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. In February 2012, these advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 5: Sulfatos Chile.”

Santa Teresa Minerals has several lines of credit with Banco Security with a total limit of CLP 177,715,084 or approximately $374,824. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at September 30 2012	Balance Due at December 31, 2011

Angelique de Maison Loan	No Set Terms	$–	$860,000
Suprafin Short Term Advance	No Set Terms - Repaid in 30 Days	–	241,064
Loan with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	288,488	38,446
Note to Juan Carlos Camus	See Note 4	1,000,000	1,000,000
	Total Related Party Debt	$1,288,488	$2,139,510

Line of Credit with Banco Security	Due 10/9/12 - 8.2%	$31,803	$29,014
Line of Credit with Banco Security	Due 8/20/12 - 8.8%	145,168	133,627
Line of Credit with Banco Security	Due 8/20/12 - 8.8%	192,079	175,443
Line of Credit with Banco Security	Due 6/28/13 - 8.8%	10,164	–
MasterCard Credit Card with Banco Security	Revolving Credit Card	1,876	2,810
Suprafin Short Term Advance	No Set Terms	48,005	–
	Total Loans Payable	$429,094	$340,894

	Total Debt	$1,717,583	$2,480,404

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

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $42,121. The loan did not bear interest and did not specify a maturity date. During the nine months ended September 30, 2012, Metales Acer LTDA loaned Santa Teresa Minerals an additional 116,809,926 Chilean Pesos or approximately $246,367. As of September 30, 2012, the balance of the loans from Metals Acer LTDA were $288,488. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

As of September 30, 2012, the Company invoiced Metales Acer Ltd. for scrap metal sold totaling $44,403. The scrap was sold at the prevailing market rate on the invoice date. Mr. Camus, the Company’s CEO, is the owner of Metales Acer Ltd.

NOTE 11:     STOCKHOLDERS’ EQUITY

On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with the Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three year term. Global Investments II is a Maine limited liability company in which William Farley, a member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten-year warrant (the “Warrant”) to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to conditions noted in the agreement.

On October 14, 2011, Casablanca Mining Ltd. and LV Ventures Inc. (“LV Ventures”) entered in to a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby LV Ventures agreed to purchase 1,333,333 shares of common stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares, each beginning on October 14, 2011. Concurrently with the Stock Purchase Agreement, the parties entered into a Registration Rights Agreement pursuant to which LV Ventures received two demand registration rights after April 15, 2012, and piggyback registration rights. The purchase of the first installment of 444,444 shares was completed on October 14, 2011, the purchase of the second installment of 444,444 was completed on November 21, 2011, the purchase of the third installment was completed in two parts, 250,000 shares on December 15, 2011, and 194,444 shares on January 5, 2012.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The $4,400,000 difference between the value of the interest and the consideration received was recorded through additional paid-in capital (See note 5).

NOTE 12:     NEW ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued in 2011 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 13:     CAPITAL LEASE

On September 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.48%. Monthly payments are CLP 723,332 estimated at $1,526.

On November 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.86%. Monthly payments are CLP 633,373 estimated at $1,336.

On April 8, 2012, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a gold wash-plant. The terms of the lease are 49 months with an interest rate of 10.9%. Monthly payments are CLP 2,140,946, estimated at $4,516.

Future lease payments are as follows:

US$
2012	$22,134
2013	88,536
2014	88,536
2015	79,760
2016	13,548
Total	$292,514

NOTE 14:     SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended September 30, 2012 was filed and has found the following events to report:

On October 21, 2012, Santa Teresa Minerals sold its remaining 20% equity interest (“Interests”) in Sulfatos Chile to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”), pursuant to the Waiver Agreement dated October 16, 2012. The Interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving $200,000 in cash; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in the Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada Corporation (“Casablanca”) and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012.

On December 31, 2010, the Company acquired Santa Teresa Minerals. For a discussion of our financial statements prior to the acquisition of Santa Teresa Minerals (the “Santa Teresa Acquisition”), see our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2010. The transaction was accounted for as a business combination or a purchase, and the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca Mining Ltd. only. Prior to the Santa Teresa Acquisition, we conducted only nominal business operations. As such, comparisons to financial periods prior to the Santa Teresa Acquisition may not be meaningful.

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

Overview

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Its gold and copper mining operations are based near Santiago, Chile.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a historically producing gold mine , “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16 and the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20.  These projects include 30 different mining and mineral exploration properties including gold, copper and copper sulfate. Santa Teresa Minerals divested of its interests its 20% of Bluestone S.A., which owns 60% of Sociedad Sulfatos Chile S.A., a copper sulfate production project that owns the Anica Copper Mines, which occurred after the date of this quarterly report (see Note 14 of the Notes to the Financial Statements).

Results of Operations

Revenues

Revenue for the three and nine months ended September 30, 2012 were $21,092 and $48,716, respectively from the sale of gold compared to $431 and $3,199 for the three and nine months ended September 30, 2011, respectively mostly from the sale of scrap metal.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. We expect Santa Teresa Minerals will begin to generate revenues from its Las Dichas joint venture mining project in the fourth quarter of 2012.

Operating Expenses

For the three and nine months ended September 30, 2012, operating expenses were $308,045 and $1,075,409, respectively, compared to $419,148 and $1,030,137, respectively for the three and nine months ended September 30, 2011. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $45,864 and $113,806 for the three and nine months ended September 30, 2012 respectively, compared to $18,911 and $32,567 in interest expense for the three and nine months ended September 30, 2011 respectively. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the New Promissory Note with Mr. Camus.

Other Expense

There was no other expense for the three or nine months ended September 30, 2012, compared to $2,043,000 in other expense for the three and nine months ended September 30, 2011 incurred as a result of the issuance of 2,000,000 shares of Common Stock at a fair value of $2,000,000 and the payment of $130,000 in cash per the New Promissory Note with Mr. Camus, and a reduction in the principal amount previously owed to Mr. Camus under the Camus Note of $87,000 as replaced by the New Promissory Note with Mr. Camus.

Net Loss

For the three and nine months ended September 30, 2012, net loss was $354,289 and $1,192,352 respectively, compared to net losses of $2,480,628 and $3,102,505 for the three and nine months ended September 30, 2011, respectively. Net losses were due to the operational expenses, interest expense and other expense discussed above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, our principal sources of capital included proceeds from a private placement of our Common Stock, proceeds from loans from related parties. Cash decreased by $134,099 compared to its increase of $137,119 at December 31, 2011.

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

Going forward, Santa Teresa Minerals expects to incur average monthly costs, including capital purchases, of approximately $200,000 as it begins production at its Los Pinos properties. Santa Teresa Minerals also expects to incur further exploration costs and costs to develop additional properties as set forth in its plan of operations.

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

Fast Cooper

We expect to not continue to incur patent related costs on the pending patents in Canada, Australia and Brazil. Due to the high costs of maintaining patents and the recent divestiture of our Bluestone interests, which produces copper sulfate, the Company has decided to focus its efforts on developing its gold properties and will abandon efforts to market and raise capital for its copper technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as we implemented a new accounting system.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A: Risk Factors

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2012 through September 30, 2012, the Company issued 194,445 shares of Common Stock at $1.20 per share to LV Ventures pursuant to the Stock Purchase Agreement dated October 14, 2011. These issuances were effected without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under.  LV Ventures is an accredited investor, no general solicitation or advertising was used in connection with the sale of the shares, and the Company has imposed appropriate limitations on resales.  There was no underwriter involved in these sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not applicable.

Item 5. Other Information

Quarterly Events

On August 30, 2012, Casablanca Mining Ltd. (the “Company”) accepted the resignation of Trisha Malone as Director of the Company; there are no disagreements with the Company on any matter relating to the Company's operations, policies or practices, as reported on Form 8-K filed with the Commission August 31,2012.

On August 30, 2012, Casablanca Mining Ltd. (the “Company”) accepted the resignation of Angelique De Maison as Director of the Company: there are no disagreements with the Company on any matter relating to the Company's operations, policies or practices, as reported on Form 8-K filed with the Commission August 31,2012.

On August 30, 2012, Casablanca Mining Ltd. (the “Company”) accepted the resignation of Gonzalo Troncoso, as Chief Financial Officer and director of the Company; there are no disagreements with the Company on any matter relating to the Company's operations, policies or practices.

Also on August 30, 2012, Mark Zouvas was named Chief Financial Officer and was elected as a director for the Company. as reported on Form 8-K filed with the Commission August 31,2012. Mr. Zouvas has not entered into an employment agreement as of the date of this filing and is currently receiving annual compensation equal to $60,000.

Item 6: Exhibits

Exhibit No.	Description

10.1

Amendment No. 3 to Stock Purchase Agreement, dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2011.

10.4	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
4.1	Promissory Note, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 14, 2009.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 8, 2011.
3.3	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 14, 2009.
3.4	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2011.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith).
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith).
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith).
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith).
101.INS	XBRL Instance Document (Filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (Filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASABLANCA MINING LTD.

Dated: November 19, 2012	By:	/s/ Mark S. Zouvas
By: Mark S. Zouvas Its: Chief Financial Officer

