Form 10-K
period 2012-12-31
Casablanca Mining Ltd.
filed 2013-04-30
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number: 000-53558

CASABLANCA MINING LTD.

(Exact name of Registrant as Specified in its Charter)

Nevada	80-0214005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 Orchid Avenue

Corona Del Mar, CA 92625

(Address of principal Executive Offices, including ZIP code)

619-717-8047

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, December 31, 2012:  $6,898,689.

On April 29, 2013, the Registrant had 60,977,521 outstanding shares of common stock (“Common Stock”), $.001 par value.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On December 31, 2010, USD Energy Corp. acquired Santa Teresa Minerals through a share exchange agreement with its shareholders. Santa Teresa Minerals was formed on July 27, 2008 as a limited liability company organized under the laws of Chile, South America. Under the exchange agreement, we acquired all of the outstanding securities of Santa Teresa Minerals in exchange for 25,500,000 shares of our Common Stock and a convertible promissory note in the principal amount of $1,087,000. We accounted for this acquisition as a business combination. As a result of this acquisition (the “Santa Teresa Acquisition”), we ceased to be a “shell” corporation and modified our plan of operations to engage in the current business of Santa Teresa Minerals. On February 4, 2011, we amended our Articles of Incorporation to change our name from “USD Energy Corp.” to “Casablanca Mining Ltd.”

Mining Operations

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Our gold mining operations are based near Santiago, Chile, which we operate through our wholly owned subsidiary, Santa Teresa Minerals.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a historically producing gold mine , “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16, the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20, and the “Las Palmas Project” consisting of Keyla Uno 1-20 and Keyla Dos 1-34.

Santa Teresa Minerals also has a 60% equity position in a company with the rights to a revolutionary mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of electromining.

Mining Interests

Claims/Mining Properties	Location	Entity	Ownership Interest
Los Esteros 1, Los Esteros 2, Los Esteros 3, Los Esteros 4, Los Esteros 5	Free Gold Project, Marga Marga, Quilpue	Sociedad Contractual Free Gold	99.900%
Chipi 1 through 16	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	100.000%
Tauro Uno (1), Tauro Dos (2), Tauro Tres (3), Tauro Cuatro (4)	Casuto Project, Los Vilos	Santa Teresa Minerals (Directly)	5.130%
		Cia Contractual Casuto	62.125%
Total Tauro Uno through Tauro Cuatro			70.250%
Tauro Cinco (5)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 5	85.215%
Tauro Seis (6)	Casuto Project, Los Vilos	Sociedad Legal Minera Tauro 6	85.215%
Los Azules 1, Los Azules 2, Los Azules 3	Casuto Project, Los Vilos	Sociedad Contractual Minera Los Azules	65.125%
Teresita uno de veinte, Los Pinos uno de treinta	Los Pinos Project, Rancagua	Santa Teresa Minerals (Directly)	70.000%
Keyla Uno 1-20 and Keyla Dos 1-34	Las Palmas, Coquimbo	Santa Teresa Minerals (Option to Purchase)	80.000%

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

Santa Teresa Minerals, S.A. has completed the “Sentencia Constitutiva” (constitution) of mining claims Tauro 1, 2, 3 (655 acres). The Company is now authorized to solicit the exploitation of these 3 properties at Free Gold. They will continue the claim perfection process at Estero 1, 2, 3, 4, 5 (1,235 acres) and are pursuing exploitation permits from Conaf (Corporación Nacional Forestal), Sernageomin (Servicio Nacional de Minería y Geología) and DGA (Dirección General de Aguas). The Company will solicit property access rights in order to begin the exploitation phase after the constitution is published in Chile.

The results of Santa Teresa Mineral’s exploration pits program have confirmed the general location and tenor of the mineralization in 1991 pits and trenching program. Samples were taken and passed through a wash plant (sluice boxes), and weighed the gold produced from each sample. The grade associated with each sample location was observed and recorded and the sampling was extended to the bedrock whenever possible. A detailed record of this program, its results and the area covered by the sampling forms the central part of this report. These results show gold concentration ranging from 0.124 to 1.356 grams per cubic meter, and the mean values were 0.599 grams per cubic meter.

Los Pinos.

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project”) for a purchase price of $1,200,000 payable in installments.

To date we have completed a 4.2 kilometer access road at a cost of $126,000. The company has completed road improvements, platform terrace, tunnel entrances and has opened 2 separate tunnels (Level 2 and Level 3) that enter the mine. The Level 2 tunnel has advanced 100 meters into the mountain and there are 80 meters remaining to reach the front. There are mine railways and mine cars inside Level 2 for the transportation of mining materials. The Level 3 tunnel is already 220 meters into the mountain and there are 100 meters remaining to reach the front. The company will also be mining Level 1. On site worker lodging has been constructed. The area around the mine interest has been stabilized. Drainage is being installed to manage rain and water runoff. Geologists are conducting vein exploration and testing. Machinery is being brought in to begin the tunnel excavation.

MetalQuim LTDA, Labortorio Quimico, a leading chemical laboratory in Chile, has provided the Company with the results of eight mineral samples taken from the Los Pinos hard rock gold project in Rancagua, Chile. During the last 18 months, the Company has been creating the infrastructure necessary to develop its Los Pinos mine. Along with creating an extensive easement to its claims, the Company has been tunneling into several known gold producing areas. These efforts have returned multiple intercepts containing ore grades above internal projections within the boundaries of the Company’s claims. Originally, the Company submitted eight samples to MetalQuim LTDA, who implemented standard protocols to achieve the following results, as determined by Jose Luis Barrera, Laboratory Chemist and Jorge Cifuentes P., Process Area Chemist:

Sample	Au (g/t)
Number 1	84.80
Number 2	109.30
Number 3	65.40
Number 4	108.70
Number 5	50.00
Number 6	0.22
Number 7	239.00
Number 8	4.12

The samples were taken by MetalQuim personnel and were based on standard deviations of the mining claims. Typically, excellent gold producing properties will produce between 5 to 10 grams of gold per ton. As the data above would indicate, the results from Casablanca’s Los Pinos Hard Rock Gold Mine exceed the yields from above-average gold mines based on comparative analyses.

Casuto Project.

Santa Teresa Minerals has a variety of direct and indirect interests in the Casuto Project. We intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million.

Santa Teresa Minerals owns 62.125% of the mining society Compañia Contractual Casuto. Compañia Contractual Casuto has claims in the gold exploration properties Tauro Uno 1-20, Tauro Dos 1-20, Tauro Tres, 1-20 and Tauro Quatro, 1-20 of the Casuto Project. Cia Contractual Casuto was formed in November 2008 by Santa Teresa Minerals, Mario Oscar Comas San Martin, Alfredo Rovaldo Manfredi Aguirre and Carlos Manuel Ugarte Lamarid. Santa Teresa Minerals increased its original 55% ownership position to 62.125% through the acquisition of additional interests from Mario Oscar Comas San Martin in June 2011. The remaining interests are owned as follows: Alfredo Manfredi Aguirre 27% and Carlos Ugarte Lamadrid 7.875%.

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

Santa Teresa Minerals owns mining exploration claims Chipi 1-16 of the Casuto Project.

Las Palmas

In February 2013, Santa Teresa Minerals acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during the one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property.

Copper and Copper Sulfate Interests.

In February 2012, Santa Teresa Minerals sold its 60% interest in Sulfatos Chile, S.A. to Bluestone SA in exchange for the cancellation of debt, cash and stock representing a 20% interest in Bluestone at the time. Sulfatos Chile owns the Anico Copper Mine and is building a copper sulfate production facility.

On October 21, 2012, Santa Teresa Minerals sold its 20% interest in Bluestone S.A. which represented its remaining equity interest in Sulfatos Chile (the “Interests”), to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”), pursuant to the Waiver Agreement dated October 16, 2012. The Interests were sold in exchange for (a) Santa Teresa Minerals receiving $200,000 in cash; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties.

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

Plan of Operations.

Our current plan of operations is to perform further exploration, drilling, and mapping, and where possible, mining on our various interests, as follows:

With respect to the Sociedad Contractual Free Gold, we have temporarily suspended our operations and deployed equipment to one of our other properties. Free Gold mining permits have been constituted and we plan to file for easement rights (known in Chile as a “servidumbre”) after doing additional exploratory mining at some point in the future.

With respect to our properties in the Casuto Project, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest. In January 2013 we filed for easement rights (“servidumbre”) with the Chilean courts, which are still pending. We will not allocate additional resources to the property until the easement rights are granted.

With respect to our New Gold/Los Pinos Project, we have built access roads, performed work on 2 tunnels, created two staging terraces, built one ventilation shaft, reinforced various parts of the mine and begun producing gold bearing raw material as of March 2013. We estimate that additional development will cost a total of approximately $300,000 in 2013.

The Las Palmas gold project is underway and the company hired Ambiental Chile to draft a closing plan along with an exploitation plan. Additional geological work has been done and two tunnels have been inspected and are being prepared so the mine can go into production. We estimate that additional development will cost approximately $450,000 in 2013.

The San Jose “Las Dichas” joint venture is not owned by the company, but we have equipment on the property that is engaging in alluvial mining. The project was suspended temporarily (for approximately six weeks) due to lack of water and is expected to start up again in May or June 2013. If the average gram per cubic meter is less than other properties owned by the Company, we intend to move our equipment to Las Palmas or eventually Casuto in order to attain higher efficiency in our gold production.

During the next twelve months, we plan to satisfy our cash requirements through revenues from operations, existing cash and financing commitments and additional equity and debt financings

Sale of Gold

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

Patents

Santa Teresa Minerals owns a 60% equity interest in Fast Cooper, S.A. which holds the rights to mining technology that extracts gold, silver and copper from raw mining materials using a proprietary and patented electrolysis method of “electromining.” Patents are issued in the following countries: USA, Chile, China and South Africa. These patents will expire between 2026 and 2027, depending on the country. We also have patent applications pending in the following countries: Canada, Australia and Brazil. The Company owns no other patents or trademarks.

We expect to not continue to incur patent related costs on the pending patents in Canada, Australia and Brazil. Due to the high costs of maintaining patents and the recent divestiture of our Bluestone interests, which produces copper sulfate, the Company has decided to focus its efforts on developing its gold properties and will abandon efforts to market and raise capital for its copper technology

Competition

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

We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs, but may from time to time need to apply for new, or renew our current, licenses, permits or other authorizations to continue our business or expand our operations. For example, at the Free Gold Project, we are currently permitted to mine 5,000 cubic meters per month of raw material, but we are seeking to increase the permits to 20,000 cubic meters per month of raw material. We are currently working on a mining plan that will be submitted to the local authorities in the first half of 2013. We anticipate that our application will be approved, however, until we receive such permit to increase our mining activities, our operations will be limited to 5,000 cubic meters per month of raw material.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A	RISK FACTORS

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

The report of our independent accountants on our December 31, 2012 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold.  The price of gold found on our properties may also have a significant influence on the market price of our Common Stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold or any other precious metal we estimate to find in a mine may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower prices.

The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major producing countries throughout the world.  For example, according to the World Gold Council (http://www.gold.org/), the average annual market price of gold since 2005 has fluctuated between approximately $400 per ounce and almost $1,900 per ounce, based on the daily London P.M. fix. As of March 31, 2013, the price of gold had risen to approximately $1,579 per ounce, based on the daily London PM fix (http://www.gold.org/).  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event prices for gold decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits, which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

There are risks that title to our mining interests may be challenged or impugned. All of our mining interests are located in Chile and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of our properties, which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

We expect to continue to review opportunities to acquire other businesses, like Santa Teresa Minerals, or other assets and properties, which would complement our current business plan or otherwise offer growth opportunities. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or that they will not materially and adversely affect our business, operating results, or financial condition. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage of ownership, and we may incur substantial debt, and/or assume contingent or unknown liabilities.

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

Item 1B	UNRESOLVED STAFF COMMENTS

 None

Item 2	PROPERTIES

Our administrative office is located at 417 Orchid Avenue Corona Del Mar, California 92625. This location is the home of the President and Director and we have been allowed to operate out of such location at no cost to the Company. Our telephone number is 619-717-8047. It is our belief that this space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property in the United States.

Santa Teresa Minerals has offices in Santiago, Chile that are leased by our Chief Executive Officer Juan Carlos Camus Villegas and provided to the Company without any charge. It is our belief that this space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities.

Through Santa Teresa Minerals or through subsidiaries of Santa Teresa Minerals, we hold interests in various mining properties as described herein. However, we do not own any real estate property.

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

Santa Teresa Minerals, S.A. has completed the “Sentencia Constitutiva” (constitution) of mining claims Tauro 1, 2, 3 (655 acres). The Company is now authorized to solicit the exploitation of these 3 properties at Free Gold. They will continue the claim perfection process at Estero 1, 2, 3, 4, 5 (1,235 acres) and are pursuing exploitation permits from Conaf (Corporación Nacional Forestal), Sernageomin (Servicio Nacional de Minería y Geología) and DGA (Dirección General de Aguas). The Company will solicit property access rights in order to begin the exploitation phase after the constitution is published in Chile.

The results of Santa Teresa Mineral’s exploration pits program have confirmed the general location and tenor of the mineralization in 1991 pits and trenching program. Samples were taken and passed through a wash plant (sluice boxes), and weighed the gold produced from each sample. The grade associated with each sample location was observed and recorded and the sampling was extended to the bedrock whenever possible. A detailed record of this program, its results and the area covered by the sampling forms the central part of this report. These results show gold concentration ranging from 0.124 to 1.356 grams per cubic meter, and the mean values were 0.599 grams per cubic meter.

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

Our historical average cost for operations of this project over the last twelve months is $20,000 a month. We currently have equipment for production of 5,000 cubic meters per month on the property and we expect to increase capacity to 20,000 cubic meters per month once final permitting is approved, which we expect in the third quarter of 2013. This production increase requires a new preparation plant, with production expected to increase to an annual rate of 240,000 cubic meters per year, subject to production conditions. We further anticipate total capital expenditures related to the property to be approximately $4.5 million including the preparation plant and mining equipment and up to $1.4 million for additional exploration. Additional increases in production costs are expected in the coming months to support the increase in production. These additional costs will be financed by a mix of internal resources and capital leases.

Exploration Properties

Los Pinos

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

Map showing location of Los Pinos

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

MetalQuim LTDA, Labortorio Quimico, a leading chemical laboratory in Chile, has provided the Company with the results of eight mineral samples taken from the Los Pinos hard rock gold project in Rancagua, Chile. During the last 18 months, the Company has been creating the infrastructure necessary to develop its Los Pinos mine. Along with creating an extensive easement to its claims, the Company has been tunneling into several known gold producing areas. These efforts have returned multiple intercepts containing ore grades above internal projections within the boundaries of the Company’s claims. Originally, the Company submitted eight samples to MetalQuim LTDA, who implemented standard protocols to achieve the following results, as determined by Jose Luis Barrera, Laboratory Chemist and Jorge Cifuentes P., Process Area Chemist:

Sample	Au (g/t)
Number 1	84.80
Number 2	109.30
Number 3	65.40
Number 4	108.70
Number 5	50.00
Number 6	0.22
Number 7	239.00
Number 8	4.12

The samples were taken by MetalQuim personnel and were based on standard deviations of the mining claims. Typically, excellent gold producing properties will produce between 5 to 10 grams of gold per ton. As the data above would indicate, the results from Casablanca’s Los Pinos Hard Rock Gold Mine exceed the yields from above-average gold mines based on comparative analyses.

Development

To date we have completed a 4.2 kilometer access road at a cost of $126,000. The company has completed road improvements, platform terrace, tunnel entrances and has opened 2 separate tunnels (Level 2 and Level 3) that enter the mine. The Level 2 tunnel has advanced 100 meters into the mountain and there are 80 meters remaining to reach the front. There are mine railways and mine cars inside Level 2 for the transportation of mining materials. The Level 3 tunnel is already 220 meters into the mountain and there are 100 meters remaining to reach the front. The company will also be mining Level 1. On site worker lodging has been constructed. The area around the mine interest has been stabilized. Drainage is being installed to manage rain and water runoff. Geologists are conducting vein exploration and testing. Machinery is being brought in to begin the tunnel excavation.

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

The property is without known reserves and the proposed program is exploratory in nature. On our Casuto Project claims, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million, however, these costs have not been included in our internal budget for 2013.

Las Palmas

Santa Teresa Minerals, S.A., has the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during the one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property.

Map showing location of Las Palmas

The Las Palmas Property (“Property”) is located in IV Region Coquimbo, Choapa Province, Chile. The property consists of 2 non-contiguous surveyed blocks totaling 158 hectares. The first block, Keyla Uno, consists of 20 surveyed exploitation concessions. The second block, Keyla Dos, consists of 34 surveyed exploitation concessions. The current owner built an access road on the south end of the property. This access road exposed outcrops of silicified sandstones, which are strongly fractured with an abundant presence of hematite and limonite black oxides, substances commonly associated with the presence of gold. The central part of the property has an alluvial cover.

Based on the geological projections, it appears the historical India Central claim and the India North claims potentially lie within the Las Palmas property. The India vein zone approximately parallels the Chamuscada Mine (adjacent property). The Chamuscada Mine is one of the oldest mines in the district which began work over 200 years ago. It is situated on a pronounced vein that runs through the Las Palmas Property. The vein is composed of ferruginous quartz that is 1.5 meters wide and enriched with lead and visible gold. To the West the vein is formed with quartzite, also called Farrellon, and is about 10 meters wide containing an average grade of 10 g/t Au. The India Central claim zone has one vein of 47" (120 cm) width. It has been developed with four tunnels to a depth of 330' (100 m), and length of 390' (120 m). There is a shaft that is 15m deep where massive pyrite 1.2m wide was assayed at 30 g/t Au in 1897 - 1899.

A geological study performed in 1932 showed at least 20 veins on the Property, the longest of which outcrops tor 22,960' (7,000 m). Widths of these veins vary from 6" (15 cm) to 47" (120 cm) and reported assays range from trace Au to 852 g/t Au, with an average of 47 g/t Au. The Chamuscada vein is 40" (1 m) to 390" (10m) in width, with a silicified footwall whose assays reportedly average 20 g/t Au.

Item 3	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4	MINE SAFETY DISCLOSURES

As of December 31, 2012, we were an exploration company and had not engaged in any actual mining activities that would result in mining violations. While we hold various interests in mining properties, we do not own any real property.

PART II

Item 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock has traded on the Over the Counter Bulletin Board since May 3, 2010, and under the symbol “CUAU” since February 17, 2011. The market represented by the Over the Counter Bulletin Board is limited and the price for our Common Stock quoted on the Over the Counter Bulletin Board is not necessarily a reliable indication of the value of our Common Stock. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for shares of our Common Stock for the periods noted, as reported on the Over the Counter Bulletin Board since our Common Stock began trading. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
2012:
Fourth Quarter	$0.45	$0.09
Third Quarter	$0.90	$0.08
Second Quarter	$2.40	$0.05
First Quarter	$5.12	$1.44

2011:
Fourth Quarter	$7.20	$4.99
Third Quarter	$9.00	$1.05
Second Quarter	$10.00	$5.50
First Quarter	$11.00	$6.00

Record Holders

As of March 31, 2013, an aggregate of 60,259,633 shares of our Common Stock were issued and outstanding and were held by approximately 141 holders of record, based on information provided by our transfer agent.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

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

(1) On December 20, 2010, we entered into a Consulting Agreement (the “Consulting Agreement”) with Global Investments II (“Global Investments II”) pursuant to which Global Investments II agreed to provide certain consulting services to the Company during a three-year terms. Global Investments II is a Maine limited liability company in which William Farley, a former member of the Company’s Board of Directors, is the sole member. As consideration for provision of the consulting services, the Company issued to Global Investments II a ten year Warrant to purchase 7,000,000 shares of Common Stock for $.02 per share, subject to the following conditions to exercise (none of which have been currently achieved):

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

Unregistered Sales of Securities

In addition to the issuances previously disclosed in the Company’s Filings during and subsequent to the fiscal year ended December 31, 2012, the Company issued: (i) 200,000 shares of Common Stock to Bass Energy, Inc. pursuant to a Subscription Agreement dated February 15, 2013; (ii) 80,000 shares of Common Stock to Dan Slane pursuant to a Subscription Agreement dated February 15, 2013; (iii) 80,000 shares of Common Stock to American Energy Services, Inc. pursuant to a Subscription Agreement dated February 15, 2013; (iv) 60,000 shares of Common Stock to John J. Chester pursuant to a Subscription Agreement dated February 15, 2013; (v) 200,000 shares of Common Stock to Patriot Land Company LLC pursuant to a Subscription Agreement dated February 15, 2013; and (vi) 700,000 shares of Common Stock to various investors pursuant to a Subscription Agreement dated March 15, 2013. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. No general solicitation or advertising was used in connection with the sale of the shares, and we have imposed appropriate limitations on resales.  There was no underwriter involved.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

The Company engages in the acquisition, exploration, development, and operation of precious metal properties in South America since its acquisition of Santa Teresa Minerals.  Our gold mining operations are based near Santiago, Chile, which we operate through our wholly owned subsidiary, Santa Teresa Minerals.  Santa Teresa Minerals currently has, directly and indirectly through various equity interests, mining rights in a historically producing gold mine , “Free Gold,” and in exploration projects, the “Casuto Project,” consisting of Los Azules 1-3, Tauro 1-6, Los Chipi 1-16, the “Los Pinos Project,” consisting of Los Pinos 1-30 and Teresita 1-20, and the “Las Palmas Project” consisting of Keyla Uno 1-20 and Keyla Dos 1-34.

Results of Operations

Income

Income for the twelve months ended December 31, 2012 was $83,535 from the sale of gold. Income for the twelve months ended December 31, 2011 was $3,463 respectively from the sale of scrap metal. Cost of goods sold was $92,105 for the twelve months ended December 31, 2012 compared to $0 for the twelve months ended December 31, 2011.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants. We expect Santa Teresa Minerals will begin to generate significant revenues from its gold mining projects in the second quarter of 2013.

Operating Expenses

For the twelve months ended December 31, 2012, operating expenses were $1,300,241 compared to $1,766,431 for the twelve months ended December 31, 2011. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company. The Company’s operating expenses were reduced from the previous year as a result of efforts to focus solely on the development of its gold properties

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase with the development of the Los Pinos and Las Palmas mines

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $186,602 for the twelve months ended December 31, 2012 compared to $59,408 in interest expense for the twelve months ended December 31, 2011. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the promissory note with Mr. Camus, which increased during the fiscal year ending 2012. Mr. Camus continues to fund short-term capital needs for the Santa Teresa subsidiary.

Mr. Camus was initially issued a convertible promissory note in the principal amount of $1,087,000 and bearing no interest on December 31, 2010 in connection with the Santa Teresa Acquisition. This convertible promissory note was later exchanged on August 16, 2011 for a nonconvertible promissory note in a principal amount of $1,000,000 and bearing interest at 10% per annum.

Other Expense

We incurred no “other expense” for the twelve months ended December 31, 2012, compared to net expense of $2,043,000 for the twelve months ended December 31, 2011 as a result of restructuring the promissory note with Mr. Camus.

Net Loss

For the twelve months ended December 31, 2012, net losses were $1,495,413, respectively compared to net losses of $3,865,376 for the twelve months ended December 31, 2011. Net losses were due to the operational expenses, interest expense and other expenses associated with developing its mining properties. The loss figures have been reduced dramatically from the 2011 fiscal year due to the loss incurred on the restructuring of the Company’s debt.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2012, our principal sources of capital included proceeds from a private placement of our common stock and proceeds from loans from related parties. Cash decreased by $134,822 at December 31, 2012 compared to its increase of $127,729 at December 31, 2011.

Santa Teresa Minerals also has several lines of credit with Banco Security, which provides liquidity for operations. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

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

Los Pinos

In June 2011, the Company purchased a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project ”) for a purchase price of $1,200,000 payable in installments. We paid $200,000 at the closing of the purchase and paid $100,000 on the six month anniversary of the purchase agreement. We are obligated to pay $100,000 on each of the twelve month and eighteen month anniversaries of the purchase agreement dated May 6, 2011, $200,000 on each of the twenty four and thirty month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement. The twelve month anniversary payment was made on July 3, 2012.

To date we have completed a 4.2 kilometer access road at a cost of $126,000. The company has completed road improvements, platform terrace, tunnel entrances and has opened 2 separate tunnels (Level 2 and Level 3) that enter the mine. The Level 2 tunnel has advanced 100 meters into the mountain and there are 80 meters remaining to reach the front. There are mine railways and mine cars inside Level 2 for the transportation of mining materials. The Level 3 tunnel is already 220 meters into the mountain and there are 100 meters remaining to reach the front. The company will also be mining Level 1. On site worker lodging has been constructed. The area around the mine interest has been stabilized. Drainage is being installed to manage rain and water runoff. Geologists are conducting vein exploration and testing. Machinery is being brought in to begin the tunnel excavation.

MetalQuim LTDA, Labortorio Quimico, a leading chemical laboratory in Chile, has provided the Company with the results of eight mineral samples taken from the Los Pinos hard rock gold project in Rancagua, Chile. During the last 18 months, the Company has been creating the infrastructure necessary to develop its Los Pinos mine. Along with creating an extensive easement to its claims, the Company has been tunneling into several known gold producing areas. These efforts have returned multiple intercepts containing ore grades above internal projections within the boundaries of the Company’s claims. Originally, the Company submitted eight samples to MetalQuim LTDA, who implemented standard protocols to achieve the following results, as determined by Jose Luis Barrera, Laboratory Chemist and Jorge Cifuentes P., Process Area Chemist:

Sample	Au (g/t)
Number 1	84.80
Number 2	109.30
Number 3	65.40
Number 4	108.70
Number 5	50.00
Number 6	0.22
Number 7	239.00
Number 8	4.12

The samples were taken by MetalQuim personnel and were based on standard deviations of the mining claims. Typically, excellent gold producing properties will produce between 5 to 10 grams of gold per ton. As the data above would indicate, the results from Casablanca’s Los Pinos Hard Rock Gold Mine exceed the yields from above-average gold mines based on comparative analyses.

Casuto Project

On our Casuto Project properties, we intend to conduct further geological assessment studies of the area in order to identify the old river channels and then to plan a campaign of boring and sampling in areas of greater interest, at a cost of approximately $1.0 million within the next 12 months.

Free Gold

Santa Teresa Minerals, S.A. has completed the “Sentencia Constitutiva” (constitution) of mining claims Tauro 1, 2, 3 (655 acres). The Company is now authorized to solicit the exploitation of these 3 properties at Free Gold. They will continue the claim perfection process at Estero 1, 2, 3, 4, 5 (1,235 acres) and are pursuing exploitation permits from Conaf (Corporación Nacional Forestal), Sernageomin (Servicio Nacional de Minería y Geología) and DGA (Dirección General de Aguas). The Company will solicit property access rights in order to begin the exploitation phase after the constitution is published in Chile.

Las Palmas

Santa Teresa Minerals, S.A., has acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during a one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property.

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

Foreign Currency Translation

The financial statements of Casablanca Mining’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP)) as the functional currency. Assets and liabilities of Santa Teresa are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in stockholders' equity. As of December 31, 2012 and 2011, the Company recognized a gain of $201,652 and a loss of $502,816 from foreign exchange rate changes, respectively.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see the Notes To The Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

Design, Construction, and Development Costs

Certain costs to design and construct processing facilities and mine may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, notes thereto and related reports are included in this Annual Report on Form 10-K beginning on page F-1 and are included herein by reference.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the President and Chief Financial Officer concluded that as of December 31, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management determined that fundamental elements of an effective control environment were missing or inadequate as of December 31, 2012. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. Based on the material weaknesses identified above, management has concluded that internal control over financial reporting was not effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

Because of our acquisition of Santa Teresa Minerals, there have been resulting changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our CFO has determined that our internal controls were deficient in 2012 and is in the process of implementing a new set of internal controls ranging from accounts payable, check printing and expense report reimbursement policies, reporting requirements as well as the implementation of a new accounting system.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B	OTHER INFORMATION

On November 5, 2012, the Company entered into an agreement with Stonecreek Capital Advisors LLC (“Stonecreek”) pursuant to which Stonecreek shall render certain financial advisory services to the Company in exchange for a cash bonus fee for debt and equity capital received by the Company from individuals or entities referred to the Company by Stonecreek. The agreement with Stonecreek was scheduled to terminate on March 31, 2013 or upon the closing of certain transactions contemplated within the agreement. No services were performed under this agreement and nothing has been paid or is due under the terms of this agreement. The agreement terminated on March 31, 2013.

On February 13, 2013, Santa Teresa Minerals, S.A., acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during a one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers:

The following table sets forth the names and ages of our directors and executive officers.

Name	Age(1)	Position
Juan Carlos Camus Villegas	64	Chief Executive Officer, Chairman of the Board, Director
Thomas Ronk	44	President, Director
Mark Zouvas	50	Chief Financial Officer, Director
Trisha Malone	38	Corporate Secretary
Lautaro Manriquez	50	Director
Robert Dickey	66	Director

(1) As of March 31, 2013.

Term of Office:

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience:

Juan Carlos Camus Villegas. Mr. Camus has been the Chief Executive Officer and Chairman of the Board of Directors since January 2011. Mr. Camus was the founder of Santa Teresa Minerals and has served as its President since inception. Mr. Camus attended College of the Marist Brothers in Santiago, Chile and went on to study commercial engineering at the University of Chile, Santiago. After graduating, he worked in his family’s property and construction business before going on to his own commercial building projects and food distribution business. Mr. Camus formed his own scrap metal company, called Metales Acer Ltda., in 1980. He has nearly 40 years of experience in the scrap metal industry, controlling a significant amount of the scrap metal industry in Chile and has operations in several South American countries. Mr. Camus’ experience in acquiring mining properties, assembling mining management teams, overseeing day to day mining operations, reviewing geological reports and maps, sourcing, purchasing and putting into service mining equipment, and developing sales and marketing relationships to sell precious metals led to the conclusion that he should serve as an Officer and Director of the Company.

Mark Zouvas. Mr. Zouvas has been Chief Financial Officer and Director of the Company since August 2012. Mr. Zouvas has spent more than 20 years founding and leading start-up companies primarily in the oil and gas industry. Mr. Zouvas was previously the CEO of several oil and gas companies and has raised over $100 million in debt and equity capital for his various business entities. Mr. Zouvas was a former broker and accountant in the state of California and started in business tenure at Price Waterhouse. Mr. Zouvas holds a bachelor's of arts degree from the University of California at Berkeley. Mr. Zouvas’ financial expertise led to the conclusion that he should serve as an Officer and Director of the Company.

Trisha Malone. Ms. Malone was the Chief Executive Officer of the Company from inception until January 2009, the Chief Financial Officer of the Company from inception until November 2011, a Director of the Company from inception to August 2012. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy’s acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, now known as Mobicom Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for the company until June 2010. Since June 2010, Ms. Malone also serves as Chief Financial Officer and a Director of Wikifamilies, Inc. (formerly known as Kensington Leasing, Ltd.), a public company that operates in the technology services industry. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources. Ms. Malone’s experience in corporate governance, securities regulation and financial controls requirements, financial management, and accounting, led to the conclusion that she should serve as an Officer for the Company.

Thomas Ronk. Mr. Ronk has been a Director of the Company since January 2011 and President since June 2012. Mr. Ronk currently serves as the principal of Century Pacific Investments, LLC a registered investment advisor in the state of California, a position he has held since 2005. Mr. Ronk is the founder and Chief Executive Officer of Buyins.net, which invented a proprietary database and trading strategy based on short sale time and sales data that was not accessible prior to January 2005. Mr. Ronk has been an approved research analyst for Investor’s Business Daily. He has over 21 years of trading experience, having served as a registered representative of Transamerica Financial Resources Inc. from 1993 through 1998, where he managed over $150 million in equity accounts. Mr. Ronk studied Electrical Engineering and Computer Science at the University of California at San Diego. Mr. Ronk’s knowledge of and experience with the securities markets, company valuations, stock research, and trading of commodities, currencies and equities led to the conclusion that he should serve as an Officer and Director for the Company.

Mr. Camus is the brother-in-law of Mr. Ronk.

Robert Dickey. Mr. Dickey has been a Director of the Company since June 2012. Mr. Dickey is a lifelong entrepreneur having worked in family businesses while growing up and in later life working with his own family. He has owned construction and marketing companies. His family currently owns a portfolio of rental properties. They also are involved in the demolition and scrap business. For the past several years, Mr. Dickey and his family have owned companies that have bought and sold oil/gas leases in Ohio’s Utica Shale. He has been an investor in Ohio’s oil/gas industry for 30 years. Mr. Dickey graduated from MT. Union College in 1968 with a B.A. in Education. In 1971 he received his MS. in Education from Youngstown State University, and did extensive post Masters work at several Ohio Universities. From 1968-1998 Mr. Dickey served several Ohio school districts as a Guidance Counselor and retired from public education in 1998. Mr. Dickey’s long standing business success along with his experience in the oil/gas industry led to the conclusion that he should serve as a Director of the Company.

Lautaro Manriquez. Mr. Manriquez is an expert at identifying, developing and exploiting mining operations in Chile, has an MBA in Industrial & Systems Engineering, and has over 25 years of experience in mining.  He has successfully led several mining companies as CEO, including Compañía Minera El Bronce and Minera Cerro Dominador. In 2012, he received the National Mining Award presented by SONAMI, Chile’s National Mining Society.  Formed by the government of Chile in 1883, SONAMI is a trade organization that brings together and represents large, medium and small-scale metallic and non-metallic mining companies. He is also a member of the board of manufacturing companies, and has been a speaker at several conferences.

Identification of Significant Employees

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

Family Relationship

Thomas Ronk, the President and a Director of the Company, and Juan Carlos Camus Villegas, the Chief Executive Officer and a Director of the Company, are brothers-in-law.

Other than the foregoing, we currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

On July 6, 2010 the Company’s Board of Directors adopted a Code of Ethics, a copy of which was filed as an Exhibit to the form 8-K filed on July 9, 2010. A copy of our Code of Ethics will also be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Casablanca Mining Ltd., 417 Orchid Avenue, Corona Del Mar California 92625.

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

Trisha Malone, Zirk Engelbrecht, Angelique de Maison, Thomas Ronk, and Juan Carlos Camus Villegas, who were current and former officers, directors or persons who beneficially own more than 10% of Casablanca’s Common Stock during the fiscal year ended December 31, 2012, have filed the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a).

Gonzalo Troncoso, and Adolfo Carmona who were current and former officers, directors or persons who beneficially own more than 10% of Casablanca’s Common Stock during the fiscal year ended December 31, 2012, have not filed the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a).

For the fiscal year ended December 31, 2012, Ms. de Maison filed a Form 4 to report certain transactions regarding six purchases and one sale of the Company’s common stock. In addition, Ms. de Maison filed a Form 5 to report certain transaction regarding five purchases and six gifts of the Company’s common stock and Ms. Malone filed a Form 5 to report four gifts of the Company’s common stock for the fiscal year ended December 31, 2012.

Except as described above, to our knowledge, for the fiscal year ended December 31, 2012 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Item 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Juan Carlos Camus Villegas CEO, Director
	2012	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000
	2011	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000
Thomas Ronk President, Director
	2012	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000
	2011	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000
Mark Zouvas CFO, Director
	2012	$ 10,000	nil	nil	$0	nil	nil	$nil	$10,000
	2011	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000
Trisha Malone Secretary
	2012	$ 23,000	nil	nil	$0	nil	nil	$nil	$23,000
	2011	$ 0,000	nil	nil	$0	nil	nil	$nil	$0,000

Compensation of Executive Officers

None of our employees have employment agreements presently in place. In the last two fiscal years, the Company has not paid any compensation to any of its executive officers, except for $23,000 paid to Ms. Malone for accounting consulting in 2012, $30,000 paid to Mr. Troncoso in 2011 after his appointment as Chief Financial Officer as of December 1, 2011, and 6,270,000 Chilean Pesos (Approximately USD$12,650) to Adolfo Carmona, who is no longer employed by the company. Mark Zouvas is currently receiving annual compensation equal to USD $60,000.

All other executives provide their services with no pay as a result of their equity ownership in the Company.

Outstanding Equity Awards

Since inception, we have not made any equity awards to any of our executive officers.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

We have paid no compensation to our directors other than the reimbursement of actual and ordinary out-of-pocket expenditures.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 29, 2013 for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.

	Beneficial Ownership
Name (1)	Number of Shares	Percent of Class (2)
Juan Carlos Camus Villegas (3)	24,775,105	40.63%
Trisha Malone	0	0.00%
Thomas Ronk (3)	6,375,000	10.45%
Mark Zouvas	0	0.00%
Robert Dickey (4)	1,445,334	2.37%
Lautaro Manriquez	0	0.00%

All officers and directors as a group (six persons)	32,595,439	53.45%

(1)	The address for each of the above noted individuals is c/o Casablanca Mining Ltd., 417 Orchid Ave, Corona Del Mar CA 92625

(2)	The percentage ownership reflected in the table is based on 60,977,521 shares of Common Stock outstanding as of April 29, 2013.

(3)	In connection with the Exchange Agreement, the Santa Teresa Stockholders and Thomas Ronk, the Izak Zirk Engelbrecht Living Trust, Angelique de Maison and Kensington & Royce, Ltd. (the “Stock Purchase Agreement Shareholders”) entered into a Shareholders Rights Agreement, effective upon closing of the transactions contemplated by the Exchange Agreement, which grants the Santa Teresa Stockholders “drag along rights” to require the Stock Purchase Agreement Shareholders to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, and the Stock Purchase Agreement Shareholders “tag along rights” to participate, on the same terms and conditions, in any change of control involving a sale of the Common Stock by the Santa Teresa Stockholders, except such a sale to any affiliates of the selling shareholder. Because of the Shareholders Rights Agreement, the Santa Teresa Stockholders and the Stock Purchase Agreement Shareholders may be deemed to be a “group.”

(4)	Includes 200,000 shares purchased by Patriot Land Company on February 13, 2013. Mr. Dickey is a member of Patriot Land Company and may be considered a beneficial owner of these shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Common Stock is traded on the Over the Counter Bulletin Board, which does not maintain any standards regarding the independence of the directors on its Board of Directors.  In absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Listing Rules.

Currently, Mr. Camus, Mr. Ronk, and Mr. Zouvas are officers of the Company and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules, and Mr. Ronk is not considered “independent” as defined by the Nasdaq Marketplace Rules because Mr. Ronk may be deemed a “family member” of Mr. Camus, as such term is defined by Nasdaq Listing Rules. Therefore, Mr. Manriquez and Mr. Dickey are the only directors that are “independent” as defined by the Nasdaq Listing Rules.

Related Party Transactions

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

On October 21, 2012, Santa Teresa Minerals sold its 20% interest in Bluestone S.A. which represented its remaining equity interest in Sulfatos Chile (the “Interests”), to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”), pursuant to the Waiver Agreement dated October 16, 2012. The Interests were sold in exchange for (a) Santa Teresa Minerals receiving $200,000 in cash; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties.

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

Metales Acer Loan

In April, 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $38,446. The loan did not bear interest and did not specify a maturity date. As of December 31, 2012, the balance of the loans was $563,501. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith & Company LLC audited our financial statements for the fiscal year ended December 31, 2011. Aggregate fees billed to us by De Joya Griffith & Company LLC for professional services rendered with respect to the fiscal year ended December 31, 2011 were as follows:

2011
Audit Fees	$34,200
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$34,200

De Joya Griffith & Company LLC audited our financial statements for the fiscal year ended December 31, 2012. Aggregate fees billed to us by De Joya Griffith & Company LLC for professional services rendered with respect to the fiscal year ended December 31, 2012 were as follows:

2012
Audit Fees	$39,400
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$39,400

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

All audit related services, tax services and other services rendered by Casablanca’s principal accountant for the fiscal year ended December 31, 2011 were pre-approved by Casablanca’s Board of Directors. All audit related services, tax services and other services rendered by Casablanca’s principal accountant for the fiscal year ended December 31, 2012 were pre-approved by Casablanca’s Board of Directors. The Board of Director has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for Casablanca by its principal accountant.

Item 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Casablanca's financial statements and related notes thereto are listed and included in this Annual Report beginning on page F1.  The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
2.1	Exchange Agreement, dated December 7, 2010, by and among USD Energy Corp., Santa Teresa Minerals, S.A., Juan Carlos Camus Villegas, Don Felipe Igancio Jimenez Gonzalez, Carolina Constanza Camus Gonzalez, Angelica Soledad Camus Gonzalez and Angelica Elisa Gonzalez Gonzalez. Incorporated by reference to Current Report on Form 8-K filed on December 13, 2010.
3.1	Articles of Incorporation. Incorporated by reference to the Registration Statement on Form 10 filed on January 14, 2009.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2011.
3.3	Bylaws. Incorporated by reference to the Registration Statement on Form 10 filed on January 14, 2009.
3.4	Amendment to the Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
4.1	Convertible Promissory Note, dated December 31, 2010, issued by USD Energy Corp. to Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on January 7, 2011.
4.2	Stock Purchase Warrant, dated as of December 20, 2010, issued by USD Energy Corp. (now known as Casablanca Mining, Ltd.) to Global Investments II, LLC

10.1	Stock Purchase Agreement, dated December 7, 2010, by and among USD Energy Corp., Thomas Ronk, Angelique de Maison, Zirk Engelbrecht, and Kensington & Royce, Ltd. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2010.
10.2	Stock Purchase Agreement, dated January 19, 2011, between USD Energy Corp. and WealthMakers, Ltd. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2011.
10.3	Stock Purchase Business Agreement, dated February 2, 2011, between Santa Teresa Minerals SA and Mario Oscar Comas San Martin (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.
10.4	Stock Purchase Agreement, dated March 10, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.
10.5	Engineering and Construction of an SX-CR Plant Agreement, dated March 15, 2011, between Santa Teresa Minerals SA and Francisco Morales Rivera – Ingefibras E.I.R.L. and Nunez, Ojeda Y da Silva Limitada – RCG Ingenieria (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2011.
10.6	Form of Indemnification Agreement. Incorporated by reference to Appendix B to the Consent Solicitation on Schedule 14A filed on February 3, 2011.
10.7	Amendment No. 1 to Stock Purchase Agreement, dated May 19, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2011.
10.8	Promise of Purchase Agreement, dated May 6, 2011, by and between Benito Alfonso Ferrer Henriquez and Santa Teresa Minerals S.A. (as translated from Spanish). Incorporated by reference to the Current Report on Form 8-K filed on June 10, 2011.
10.9	Amendment No. 2 to Stock Purchase Agreement, dated June 24, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2011.
10.10	Promissory Note, dated August 16, 2011, issued by Casablanca Mining Ltd. in favor of Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 19, 2011.
10.11	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 19, 2011.
10.12	Amendment No. 3 to Stock Purchase Agreement, dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2011.
10.13	Stock Purchase Agreement between Casablanca Mining Ltd. and LV Ventures, Inc. dated October 14, 2011. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2011.
10.14	Registration Rights Agreement between Casablanca Mining Ltd. and LV Ventures, Inc. dated October 14, 2011. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2011.
10.15	Stock Purchase Agreement, dated January 26, 2012, by and among Santa Teresa Minerals, S.A. and Bluestone Minerals S.A. Incorporated by reference to the Current Report on Form 8-K filed on January 27, 2011.
10.16	Amendment No. 1 To Stock Purchase Agreement, dated February 15, 2012, by and among Santa Teresa Minerals, S.A. and Bluestone Minerals S.A. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2011.
21.1	Subsidiaries.
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	National Instrument 43-101 Independent Technical Report, Free Gold Project. Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2011.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASABLANCA MINING LTD.

Date: April 30, 2013	By:	/s/ Thomas Ronk
Thomas Ronk
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Ronk	President, Director	April 30, 2013
Thomas Ronk

/s/ Mark Zouvas	Chief Financial Officer (Principal	April 30, 2013
Mark Zouvas	Financial and Accounting Officer), Director

/s/ Juan Carlos Camus Villegas	Chief Executive Officer, Director	April 30, 2013
Juan Carlos Camus Villegas

/s/ Lautaro Manriquez	Director	April 30, 2013
Lautaro Manriquez

/s/ Robert Dickey	Director	April 30, 2013
Robert Dickey

CASABLANCA MINING LTD.

Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Casablanca Mining Ltd.

We have audited the accompanying consolidated balance sheets of Casablanca Mining Ltd. And Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from inception (June 27, 2008) through December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casablanca Mining Ltd. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended, and for the period from inception (June 27, 2008) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 28, 2013

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

Casablanca Mining Ltd. and Subsidiaries

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2012 (Audited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash	$2,297	$137,119
Accounts receivable	1,597	1,472
Accounts receivable, related party	–	13,809
Inventory	–	34,407
Prepaids	92,288	3,402
Total current assets	96,182	190,209

Other Assets
Property and equipment, net	452,815	382,792
Mining property	4,941,573	4,393,985
Property-construction in progress	–	5,473,292
Goodwill	66,258	66,258
Total other assets	5,460,646	10,316,327

TOTAL ASSETS	$5,556,828	$10,506,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	910,055	962,422
Accounts payable and accrued liabilities, related party	–	53,446
Due to related parties	1,563,501	2,139,510
Notes payable	377,978	340,894
Capital leases, current portion	72,269	27,086
Total current liabilities	2,923,803	3,523,358

Long Term Liabilities
Capital leases, long term	188,120	99,457
Total long term liabilities	188,120	99,457

Total liabilities	3,111,923	3,622,815

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 59,657,521 and 59,463,076 shares issued and outstanding respectively	59,657	59,463
Additional paid in capital	7,662,658	11,272,400
Accumulated other comprehensive income (loss)	163,329	(502,816)
Deficit accumulated during exploration stage	(5,440,739)	(3,945,326)
Total stockholders' equity	2,444,905	6,883,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,556,828	$10,506,536

See notes to consolidated financial statements.

Casablanca Mining Ltd. and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Operations

(Audited)

	For the Twelve Months Ended December 31,		From inception (June 27, 2008) to
	2012	2011	December 31, 2012

Income	$83,535	$3,463	$86,998
Cost of goods sold	(92,105)	–	(92,105)
Gross profit	(8,570)	3,463	(5,107)

Operating expenses
Mining property expenses	417,632	560,628	978,260
Payroll expenses	219,745	232,815	452,560
General and administrative	278,075	613,167	891,262
Legal and accounting	384,789	359,821	820,700
Total expenses	1,300,241	1,766,431	3,142,782

Ordinary loss	(1,308,811)	(1,762,968)	(3,147,889)

Loss on note restructuring, related party	–	(2,043,000)	(2,043,000)
Interest expense	(186,602)	(59,408)	(249,850)

Net loss	$(1,495,413)	$(3,865,376)	$(5,440,739)

Loss per share- basic	$(0.03)	$(0.07)

Weighted average common shares - basic	59,654,694	54,624,680

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss
(Audited)

	For the Twelve Months Ended December 31,		From inception (June 27, 2008) to
	2012	2011	December 31, 2012

Net loss	$(1,495,413)	$(3,865,376)	$(5,440,739)

Foreign currency translation adjustment	666,145	(502,816)	163,329

Total comprehensive loss	$(829,268)	$(4,368,192)	$(5,277,410)

See notes to consolidated financial statements.

Casablanca Mining Ltd. and Subsidiaries

(An Exploration Stage Company)

Audited Statement of Stockholder's Equity (Deficit)

For the period from June 27, 2008 (inception) to December 31, 2012

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Other Accumulated Comprehensive Income (Loss)	Deficit Accumulated During Exploration Stage	Total Stockholders Equity (Deficit)

Beginning balance	–	–	–	–	–	–

Stocks issued	600,000	600	(580)	–	–	20
Net loss December 31, 2008	–	–	–	–	(5,020)	(5,020)

Balance at December 31, 2008	600,000	$600	$(580)	$–	$(5,020)	$(5,000)

Stocks issued for cash February 2009	453,900	454	14,676	–	–	15,130
Net loss December 31, 2009	–	–	–	–	(48,880)	(48,880)

Balance at December 31, 2009	1,053,900	$1,054	$14,096	$–	$(53,900)	$(38,750)

Stocks issued for cash	21,500,000	21,500	978,500	–	–	1,000,000
Stocks issued for note conversion	2,013,867	2,014	43,298	–	–	45,312
Stocks issued in acquisition	25,500,000	25,500	1,249,500	–	–	1,275,000
Net loss December 31, 2010	–	–	–	–	(26,050)	(26,050)

Balance at December 31, 2010	50,067,767	$50,068	$2,285,394	$–	$(79,950)	$2,255,512

Stocks issued for cash	6,714,198	6,714	6,935,261	–	–	6,941,976
Stocks issued for note conversion	641,111	641	13,784	–	–	14,425
Stocks issued in acquisition	20,000	20	19,980	–	–	20,000
Stocks issued for patent lease agreement	20,000	20	19,980	–	–	20,000
Stocks issued for restructured agreement	2,000,000	2,000	1,998,000	–	–	2,000,000
Foreign translation adjustment	–	–	–	(502,816)	–	(502,816)
Net loss December, 2011	–	–	–	–	(3,865,376)	(3,865,376)

Balance at December 31, 2011	59,463,076	$59,463	$11,272,400	$(502,816)	$(3,945,326)	$6,883,721

Stock issued for cash	194,445	194	233,140	–	–	233,334
Foreign translation adjustment	–	–	–	666,145	–	666,145
Disposal of Sulfatos Chile			(3,842,882)			(3,842,882)
Net loss December 31, 2012	–	–	–	–	(1,495,413)	(1,495,413)

Balance at December 31, 2012	59,657,521	$59,657	$7,662,658	$163,329	$(5,440,739)	$2,444,905

 See notes to consolidated financial statements.

Casablanca Mining Ltd. and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Audited)

	For the Twelve Months Ended December 30,		From inception (June 27, 2008) to December 31, 2012
	2012	2011

Cash flows from operating activities
Net loss	$(1,495,413)	$(3,865,376)	$(5,440,739)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	–	1,913,000	1,913,000
Depreciation	144,808	179,606	324,414
Shares issued for patent license agreement	–	20,000	20,000
Change in non-cash working capital
Decrease (increase) in accounts receivable	(125)	8,290	8,165
Decrease in accounts receivable- related party	13,809	(13,809)	–
Decrease (increase) in inventory	34,407	(34,407)	–
Increase in prepaid expenses	(88,886)	(3,402)	(92,288)
Increase (decrease) in accounts payable- related party	(53,446)	53,446	–
Increase (decrease) in accounts payable	(52,367)	47,072	(5,618)
Cash used in operations	(1,497,213)	(1,695,580)	(3,273,066)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	–	–	9,390
Purchase of property and equipment	(445,188)	(160,954)	(606,142)
Property - construction in process	(392,893)	(5,473,292)	(5,866,185)
Loan to Santa Teresa Minerals	–	–	(1,000,000)
Cash used in investing activities	(838,081)	(5,634,246)	(7,462,937)

Cash flows from financing activities
Proceeds from stock offering	233,334	6,941,976	8,236,433
Proceeds from notes payable	37,084	7,849	59,083
Payments on notes payable	–	(78,806)	(78,806)
Payments on capital lease	(53,086)	(3,370)	(56,456)
Proceeds from loans from related parties	1,823,991	1,323,608	3,152,599
Payments on loans from related parties	–	(230,886)	(230,886)
Cash provided by financing activities	2,041,323	7,960,371	11,081,967

Effect of foreign exchange rate change	159,149	(502,816)	(343,667)

INCREASE/(DECREASE) IN CASH	(134,822)	127,729	2,297

BEGINNING CASH	137,119	9,390	–

ENDING CASH	$2,297	$137,119	$2,297

Supplemental disclosure of cash flow information:
Interest paid	$186,602	$51,911	$238,513
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Property rights acquired via stock issuance	$–	$20,000	$20,000
Stock issuance to satisfy due to related party	–	14,425	14,425
Stock issuance in related party note restructuring	–	2,000,000	2,000,000
Capital lease for property acquisition	129,913	20,000	259,826
Property rights acquired via liability assumed	(200,000)	900,000	700,000
	$(70,087)	$2,954,425	$2,994,251

Acquisition of Santa Teresa Minerals
Assets acquired	$–	$–	$3,764,668
Liabilites assumed	–	–	(2,555,926)
Goodwill	–	–	66,258
Total, less of cash acquired	$–	$–	$1,275,000

Common stock issued for acquisition	–	–	1,275,000

Sale of Sulfatos Chile S.A.
Due from applied to due to related party	$200,000	$–	$200,000
Accounts payable applied toward cash payment	132,235		132,235
Due to related party applied towards cash payment	2,067,765	–	2,067,765
Sulfatos Chile copper sulfate plant - CIP	(6,242,882)	–	(6,242,882)
Difference applied towards additional paid in capital	$(3,842,882)	$–	$(3,842,882)

See notes to consolidated financial statements.

Casablanca Mining Ltd. and Subsidiaries

(An Exploration Stage Company)

Notes to the Audited Consolidated Financial Statements

NOTE 1: ORGANIZATION

Casablanca Mining Ltd. (the “Company” or “Casablanca”) is a Nevada corporation engaged in the acquisition, exploration, development, and operation of precious metal properties. The Company is an “exploration stage company” as defined in the Accounting Standards Codification Topic No. 915 “Development Stage Entities” (ASC 915).

Casablanca was incorporated as USD Energy Corp. on June 27, 2008. On December 31, 2010, the Company acquired Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“ Santa Teresa Minerals ”). See “Note 4: Santa Teresa Minerals Acquisition.” Unless context requires otherwise, references to the "Company" or "we" refer to Casablanca and its consolidated subsidiaries. On February 4, 2011, the Company changed its name from USD Energy Corp. to Casablanca Mining Ltd.

The acquisition of Santa Teresa Minerals was accounted for as a purchase. Accordingly, the operating statements and statements of cash flows of the Company from December 31, 2010, through December 31, 2012, reflect the combined operations of Casablanca Mining Ltd. and Santa Teresa Minerals while the operating statements of the Company prior to December 31, 2010 reflect the historical operations of Casablanca only.

The Company’s accounting and reporting policies conform to U.S. GAAP applicable to exploration stage enterprises.

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements at December 31, 2012 and 2011, and for the period from inception (June 27, 2008) through December 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $5,440,739 from inception through December 31, 2012. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at December 31, 2012 was 478.90 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

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

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of December 31, 2012 and 2011, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of December 31, 2012 and 2011, gold inventory was valued at $0 and $34,407, respectively.

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

Mining Properties and Land

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of December 31, 2012 and 2011, there have been no asset retirement obligations recorded.

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

NOTE 4: SANTA TERESA MINERALS ACQUISITION

On December 31, 2010, the Company acquired Santa Teresa Minerals through the exchange of 25,500,000 shares of its Common Stock for all of the issued and outstanding capital shares of Santa Teresa’s Minerals pursuant to that certain Exchange Agreement (the “ Exchange Agreement ”), dated December 7, 2010, among the Company, Santa Teresa Minerals and the shareholders of Santa Teresa Minerals (collectively, the “ Santa Teresa Shareholders ”). The value of the shares of Common Stock issued in the exchange was $0.05 per share, as determined by a third party valuation. In connection with the closing of the Exchange Agreement, the Company issued a note (the “ Camus Note ”) with a principal amount of $1,087,000 to Juan Carlos Camus Villegas (“ Mr. Camus ”), one of the Santa Teresa Shareholders and now the CEO of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him. The Camus Note bore no interest and was payable in full, unless earlier converted, on November 1, 2012. Mr. Camus was able to declare the Camus Note immediately due and payable in the event of any material breach of the note that remained uncured for 30 days, commencement of proceedings under bankruptcy, the Company’s dissolution, or attachment against a material portion of the Company’s assets. The Camus Note contained an anti-dilutive feature which allowed Mr. Camus to convert the Camus Note at any time on or prior to June 30, 2012 into Common Stock at the conversion price of the lesser of $0.01 per share of Common Stock or lowest price at which the Company issues Common Stock during the conversion period. This conversion right was personal to Mr. Camus and in general, would have been suspended at any time that the number of shares that had been issued, or were issuable, to the Santa Teresa Shareholders and their affiliates, or have otherwise been issued pursuant to the Camus Note, exceeded 51% of the number of shares of Common Stock outstanding.

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus, currently a director and the Company's Chief Executive Officer, pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of Common Stock, valued at $2,000,000, of the Company, and a new non-convertible promissory note in the amount of $1,000,000 (the “New Promissory Note ”). See “Note 9: Debt.”

We have reviewed our acquisition of Santa Teresa Minerals to determine the proper accounting for this transaction in accordance with Accounting Standards Codification 805 – “Business Combinations” (ASC 805). Based on our review of ASC 805-10-55-11 and ASC 805-10- 55-12, we have determined that the acquisition should be treated as a purchase.

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

NOTE 5: SULFATOS CHILE/BLUESTONE S.A.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $2,200,000 has been paid as of December 31, 2012. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which was paid with the proceeds from the purchase price.

The Company determined this transaction to be a related party transaction since both companies had a common officer and director. The $4,040,000 difference between the value of the interest and the consideration received was recorded through additional paid-in capital. The 20% interest in Bluestone S.A. was valued at $nil, Bluestone’s historical cost.

On October 21, 2012, Santa Teresa Minerals sold its 20% interest in Bluestone S.A. which represented its remaining equity interest in Sulfatos Chile (the “Interests”), to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”) and owned by former officers and directors of the Company, pursuant to the Waiver Agreement dated October 16, 2012. The Interests were sold in exchange for (a) Santa Teresa Minerals cancelling $200,000 in advances from Suprafin, Ltd; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties. See “Note 9: Debt”. The net effect of the interest sold and consideration received on both transactions was recorded as contributed capital of $3,842,882.

NOTE 6: PROPERTY AND EQUIPMENT AND MINING PROPERTY

The following table sets forth our property and equipment at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

	December 31, 2012	December 31, 2011

Mining Property/Land	$4,941573	$4,393,985
Office Equipment	114,215	104,086
Furniture and Fixtures	108,906	100,404
Computer Equipment	58,783	54,195
Mining/Heavy Equipment	296,316	104,261
Vehicles	142,992	131,829
Office Improvements	78,307	72,195
Total Property and Equipment	5,741,092	4,960,955

Less Accumulated Depreciation	346,704	184,178

Net Property and Equipment	$5,394,388	$4,776,777

For the twelve months ended December 31, 2012, depreciation expense was $144,808 compared to $179,606 for the twelve months ended December 31, 2011.

In June, 2011, Santa Teresa Minerals, acquired a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project ”). The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase, and $100,000 on each of the six month, 12 month and 18 month anniversaries of the purchase agreement. The 12 month anniversary payment of $100,000 was made on July 3, 2012 and the 18 month anniversary payment of $100,000 was made on December 30, 2012. We are obligated to pay $200,000 on each of the 24 and 30 month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement.

NOTE 7: PROPERTY – CONSTRUCTION IN PROGRESS

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda., an unaffiliated entity, formed the Chilean corporation, “Sulfatos Chile, S.A.”. Santa Teresa Minerals owned a 60% interest and Minera Anica Ltda. owned a 40% interest in Sulfatos Chile. Santa Teresa Minerals funded 100% of the operations of Sulfatos Chile through February 15, 2012, the date that Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., see Note 5: Sulfatos Chile/Bluestone S.A. Through December 31, 2011, Santa Teresa Minerals contributed $5,473,292 to Sulfatos Chile toward the construction of a copper sulfate production facility. In the first quarter of 2012, Santa Teresa Minerals provided the further financing necessary to complete the construction of the copper sulfate production facility and to put the copper sulfate production facility into production. Total amounts contributed were $6,242,882. The copper sulfate production facility is owned by Sulfatos Chile and our interest in the plant was sold to Bluestone S.A. along with our interest in Sulfatos Chile on February 15, 2012.

NOTE 8: GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of December 31, 2012 and 2011, no impairment was noted.

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

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000 (the “ New Promissory Note ”).

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest was due and payable on November 1, 2012, which was extended 90 days, to January 31, 2013, while the Company seeks to secure outside capital. The loan will become payable immediately upon demand by Mr. Camus following certain events; including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and/or if Mr. Camus no longer is a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of December 31, 2012 and 2011, the Company has paid Mr. Camus $58,333and $0, respectively in accrued interest. The note is currently in default as of December 31, 2012, however the note has not additional consequence and is due on demand.

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $41,702. The loan did not bear interest and did not specify a maturity date. During the twelve months ended December 31, 2012, Metales Acer LTDA loaned Santa Teresa Minerals an additional $521,800. As of December 31, 2012, the balance of the loans from Metals Acer LTDA were $563,501. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. This balance was paid in full in January 2012. Zirk Engelbrecht, the Company’s former President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd. Suprafin, Ltd. provided an additional $201,802 to the Company during the six months ended December 31, 2012 for working capital purposes. $200,000 was applied to the purchase of Santa Teresa Minerals’ 20% equity interest in Bluestone S.A. See “Note 5: Sulfatos Chile/Bluestone S.A.” The balance due to Suprafin, Ltd. at December 31, 2012 is $1,802. Mr. Engelbrecht is no longer considered a related party to the Company.

From December 2011 through February 15, 2011, Ms. de Maison provided a total of $1,100,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. In February 2012, these advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 5: Sulfatos Chile/Bluestone SA.” Ms. de Maison is no longer considered a related party to the Company.

Santa Teresa Minerals has several lines of credit with Banco Security with a total limit of CLP 177,715,084 or approximately $371,090. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter- company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at December 31, 2012	Balance Due at December 31, 2011

Angelique de Maison Loan	No Set Terms	–	860,000
Suprafin Short Term Advance	No Set Terms - Repaid in 30 Days	–	241,064
Loans with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	563,501	38,446
Note to Juan Carlos Camus	See Note 4	1,000,000	1,000,000
	Total Related Party Debt	$1,563,501	$2,139,510

Line of Credit with Banco Security	Due 3/11/13 - 8.5%	31,508	29,014
Line of Credit with Banco Security	Due 2/17/13 - 8.8%	143,783	133,627
Line of Credit with Banco Security	Due 2/17/13 - 8.8%	190,301	175,443
Line of Credit with Banco Security	Due 6/28/13 - 8.8%	10,071	–
Suprafin Short Term Advance	No Set Terms	1,802	–
MasterCard Credit Card with Banco Security	Revolving Credit Card	513	2,810
	Total Loans Payable	$377,978	$340,894

	Total Debt	$1,941,479	$2,480,404

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

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $41,702. The loan did not bear interest and did not specify a maturity date. During the twelve months ended December 31, 2012, Metales Acer LTDA loaned Santa Teresa Minerals an additional $521,800. As of December 31, 2012 and 2011, the balance of the loans from Metals Acer LTDA were $563,501 and $38,446, respectively. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

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

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000 (the “ New Promissory Note ”).

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest was due and payable on November 1, 2012, which was extended 90 days, to January 31, 2013, while the Company seeks to secure outside capital. The loan will become payable immediately upon demand by Mr. Camus following certain events; including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and/or if Mr. Camus no longer is a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). As of December 31, 2012 and 2011, the Company has paid Mr. Camus $58,333and $0, respectively in accrued interest. The note is currently in default.

As of December 31, 2012, the Company invoiced Metales Acer Ltd. for scrap metal sold totaling $44,403. The scrap was sold at the prevailing market rate on the invoice date. Mr. Camus, the Company’s CEO, is the owner of Metales Acer Ltd.

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

12

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

In January 2011, the Company issued an additional 641,111 shares to Suprafin, Ltd. upon conversion of the remaining balance of $14,425 on the Suprafin Note. See “Note 9: Debt.”

In January 2011, the Company issued 800,000 shares of Common Stock to WealthMakers, Ltd. for $800,000. See “Note 10: Related Party Transactions.”

From March 2011 through September 2011, the Company issued an aggregate of 4,775,310 shares to Ms. de Maison for $1.00 per share. See “Note 10: Related Party Transactions.”

In June 2011, the Company issued 20,000 shares of Common Stock valued at $20,000 to an individual pursuant to the Business Purchase Agreement dated February 2, 2011 whereby the Company increased its equity ownership in five of its Chilean mining subsidiaries in exchange for such shares and $200,000 in cash.

In August 2011, the Company issued 2,000,000 shares of Common Stock to Juan Carlos Camus Villegas. See “Note 9: Debt” and “Note 10: Related Party Transactions.”

In October 2011, the Company issued 20,000 shares of Common Stock to Luis Antonio Canales Miranda in exchange for Mr. Canales granting to Fast Cooper, S.A., Santa Teresa minerals’ majority owned subsidiary, licensing rights to certain patented technology owned by Mr. Canales.

On October 14, 2011, Casablanca Mining Ltd. and LV Ventures Inc. (“ LV Ventures ”) entered in to a Stock Purchase Agreement (the “Stock Purchase Agreement”), whereby LV Ventures agreed to purchase 1,138,888 shares of common stock of the Company for a purchase price of $1.20 per share, in three equal monthly installments of 444,444 shares, each beginning on October 14, 2011. Concurrently with the Stock Purchase Agreement, the parties entered into a Registration Rights Agreement pursuant to which LV Ventures received two demand registration rights after April 15, 2012, and piggyback registration rights. The purchase of the first installment of 444,444 shares was completed on October 14, 2011, the purchase of the second installment of 444,444 was completed on November 21, 2011, the purchase of the third installment was completed in two parts, 250,000 shares on December 15, 2011, and 194,445 shares on January 5, 2012.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The $4,042,882 difference between the value of the interest and the consideration received was recorded through additional paid-in capital, see “Note 5: Sulfatos Chile/Bluestone SA.”

On October 21, 2012, Santa Teresa Minerals sold its 20% interest in Bluestone S.A. which represented its remaining equity interest in Sulfatos Chile (the “Interests”), to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”) and owned by former officers and directors of the Company, pursuant to the Waiver Agreement dated October 16, 2012. The Interests were sold in exchange for (a) Santa Teresa Minerals cancelling $200,000 in advances from Suprafin, Ltd; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties. See “Note 9: Debt”. The net effect of the interest sold and consideration received on both transactions was recorded as contributed capital of $3,842,882.

NOTE 12: NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 13: CAPITAL LEASE

On September 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.48%. Monthly payments are CLP 723,332 estimated at $1,510.

On November 30, 2011, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease two vehicles. The terms of the lease are 49 months with an interest rate of 9.86%. Monthly payments are CLP 633,373 estimated at $1,323.

On March 8, 2012, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a gold wash-plant. The terms of the lease are 49 months with an interest rate of 10.9%. Monthly payments are CLP 2,140,946, estimated at $4,471.

Future lease payments are as follows:	US$	CLP
2013	$72,269	$34,608,451
2014	87,642	41,971,812
2015	86,132	41,248,480
2016	14,346	6,871,458
	$260,389	$124,700,201

NOTE 14: INCOME TAXES

As of December 31, 2012 and 2011, the Company had a net operating loss carry forwards of $5,386,840 and 3,891,427, respectively, that may be available to reduce future years’ federal taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows at December 31, 2012 and 2011:

	2012	2011
Deferred tax asset:
Net operating loss	$(1,4885,394)	$(1,361,999)

Less: Valuation allowance	1,885,394	1,361,999
Net deferred tax asset	$–	$–

The changes in deferred tax asset are as follows:

	2012	2011

Net operating loss	$(1,495,413)	$(3,865,376)
Change in deferred tax asset	(523,395)	(1,352,882)
Change in valuation allowance	523,395	1,352,882
Net deferred tax asset	$–	$–

At December 31, 2012 and 2011, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $1,885,394 and $1,361,999, respectively, which may be applied against future taxable income, if any, at various times through 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011.

NOTE 15: SUBSEQUENT EVENTS

Subsequent to the fiscal year ended December 31, 2012, the Company issued:  (i) 200,000 shares of Common Stock to Bass Energy, Inc. pursuant to a Subscription Agreement dated February 15, 2013; (ii) 80,000 shares of Common Stock to Dan Slane pursuant to a Subscription Agreement dated February 15, 2013; (iii) 80,000 shares of Common Stock to American Energy Services, Inc. pursuant to a Subscription Agreement dated February 15, 2013; (iv) 60,000 shares of Common Stock to John J. Chester pursuant to a Subscription Agreement dated February 15, 2013; (v) 200,000 shares of Common Stock to Patriot Land Company LLC pursuant to a Subscription Agreement dated February 15, 2013; and (vi) 700,000 shares of Common Stock to various investors pursuant to a Subscription Agreement dated March 15, 2013. The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D there under. No general solicitation or advertising was used in connection with the sale of the shares, and we have imposed appropriate limitations on resales. There was no underwriter involved.

On February 13, 2013, Santa Teresa Minerals, S.A., acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during a one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property.

On March 21, 2013, William Farley resigned as a Director of Casablanca Mining Ltd., a Nevada corporation (the “Company”) . The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 27, 2013, Casablanca Mining Ltd., a Nevada corporation (the “Company”), appointed Lautaro Manriquez as a Director for the Company and Mr. Manriquez has accepted such appointment.

On March 27, 2013, the Company changed its principal executive office address to 417 Orchid Avenue, Corona Del Mar, California 92625.

