Form 10-Q
period 2013-03-31
Casablanca Mining Ltd.
filed 2013-06-13
CIK 1454007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53558

CASABLANCA MINING LTD.

(Exact name of registrant as specified in its charter)

Nevada	80-0214005
(State of incorporation)	(I.R.S. Employer Identification No.)

417 Orchid Avenue Corona Del Mar, CA 92625
(Address of principal executive offices) (619) 717-8047
(Registrant’s telephone number, including area code)
(Former, name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 17, 2013 the issuer had 60,960,633 shares of common stock (“Common Stock”) outstanding.

Special Note Regarding Forward-Looking Statements

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX	1

Unaudited Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.	2

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012.	3

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012.	4

Unaudited Notes to Consolidated Financial Statements.	5

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, which are included in the Company’s annual report on Form 10-K, previously filed with the Commission.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudtied)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$6,602	$2,297
Accounts receivable	2,179	1,597
Prepaids	108,364	92,288
Total current assets	117,145	96,182

Other Assets
Property and equipment, net	452,681	452,815
Mining property	5,018,526	4,941,573
Deposit on mining property option	67,875	–
Goodwill	66,258	66,258
Total other assets	5,605,340	5,460,646

TOTAL ASSETS	$5,722,485	$5,556,828

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	898,327	910,055
Due to related parties	1,683,784	1,563,501
Notes payable	392,732	377,978
Capital lease, current portion	83,195	72,269
Total current liabilities	3,058,037	2,923,803

Long-term Liabilities
Capital lease, long-term	195,562	188,120
Total long-term liabilities	195,562	188,120

Total liabilities	3,253,600	3,111,923

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized, 60,277,521 and 59,657,521 shares issued and outstanding, respectively	60,277	59,657
Additional paid-in capital	7,819,438	7,662,658
Stock payable	193,600	–
Accumulated other comprehensive income	199,168	163,329
Deficit accumulated during exploration stage	(5,803,598)	(5,440,739)
Total stockholders' equity	2,468,885	2,444,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,722,485	$5,556,828

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		From inception (June 27, 2008) to
	March 31, 2013	March 31, 2012	March 31, 2013

Income	$10,989	$–	$97,987

Operating expenses
Mining property expenses	118,937	194,433	1,189,302
Payroll expenses	64,579	–	517,139
General and administrative	80,109	103,135	971,371
Legal and accounting	58,972	143,936	879,672
Total expenses	322,597	441,504	3,557,484

Operating loss	(311,608)	(441,504)	(3,459,497)

Loss on note restructuring, related party	–	–	(2,043,000)
Interest expense	(51,251)	(35,031)	(301,101)

Net loss	$(362,859)	$(476,535)	$(5,803,598)

Loss per share - basic	$(0.01)	$(0.01)

Weighted average common shares - basic	59,767,743	59,646,837

See notes to consolidated financial statements.

Statements of Comprehensive Loss

	For the Three Months Ended		From inception (June 27, 2008) to
	March 31, 2013	March 31, 2012	March 31, 2013

Net loss	$(362,859)	$(476,535)	$(5,803,598)

Foreign currency translation adjustment	35,839	451,239	199,168

Total comprehensive loss	$(327,020)	$(25,296)	$(5,604,430)

See notes to consolidated financial statements.

Casablanca Mining Ltd.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		From June 27, 2008 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows from operating activities
Net loss	$(362,859)	$(476,535)	$(5,803,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in related party note restructuring	–	–	1,913,000
Depreciation	41,670	30,362	366,084
Shares issued for patent license agreement	–	–	20,000
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(582)	(105)	7,583
Decrease in accounts receivable- related party	–	(3,455)	–
Increase in prepaid expenses	(16,076)	(49,447)	(108,364)
Increase (decrease) in accounts payable- related party	–	4,401	–
Increase (decrease) in accounts payable	(11,728)	106,227	(17,346)
Cash used in operations	(349,575)	(388,552)	(3,622,641)

Cash flows from investment activities
Cash acquired from Santa Teresa Minerals	–	–	9,390
Purchase of property and equipment	(13,104)	(38,325)	(619,246)
Property - construction in process	–	(562,893)	(5,866,185)
Deposit on mining property option	(67,875)	–	(67,875)
Loan to Santa Teresa Minerals	–	–	(1,000,000)
Cash used in investing activities	(80,979)	(601,218)	(7,543,916)

Cash flows from financing activities
Proceeds from stock offering	351,000	233,334	8,587,433
Proceeds from notes payable	11,152	1,533	70,235
Payments on notes payable	(2,251)	–	(81,057)
Payments on capital lease	(13,769)	(10,189)	(70,225)
Proceeds from loans from related parties	275,457	932,233	3,428,056
Payments on loans from related parties	(141,479)	(300,000)	(372,365)
Cash provided by financing activities	480,110	856,901	11,562,077

Effect of foreign exchange rate change	(45,251)	13,068	(388,918)
INCREASE/(DECREASE) IN CASH	4,305	(119,801)	6,602

BEGINNING CASH	2,297	137,119	–

ENDING CASH	$6,602	$17,318	$6,602

Supplemental disclosure of cash flow information:
Interest paid	$51,237	$25,000	$289,750
Income taxes paid	$–	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Property rights acquired via stock issuance	$–	$–	$20,000
Stock issuance to satisfy due to related party	–	–	14,425
Stock issuance in related party note restructuring	–	–	2,000,000
Capital lease for property acquisition	32,137	–	291,963
Property rights acquired via liability assumed	–	–	700,000
	$32,137	$–	$3,026,388
Acquisition of Santa Teresa Minerals
Assets acquired	$–	$–	$3,764,668
Liabilities assumed	–	–	(2,555,926)
Goodwill	–	–	66,258
Total, less cash acquired	$–	$–	$1,275,000
Common stock issued for acquisition	$–	$–	$1,275,000
Sale of Sulfatos Chile S.A.
Due from applied to due to related party	$–	$394,272	$200,000
Accounts payable applied toward cash payment	–	132,235	132,235
Due to related party applied towards cash payment	–	1,673,493	2,067,765
Sulfatos Chile copper sulfate plant - CIP	–	(6,242,882)	(6,242,882)
Difference applied towards additional paid in capital	$–	$(4,042,882)	$(3,842,882)

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

NOTE 2: GOING CONCERN

The Company’s financial statements at March 31, 2013, and for the period from inception (June 27, 2008) through March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred a loss of $5,803,598 from inception through March 31, 2013. In addition, the Company has not generated any material revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Foreign Currency Translation

The financial statements of Casablanca’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP) is the functional currency. Assets and liabilities of Santa Teresa Minerals are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of comprehensive loss. The exchange rate at March 31, 2013 was 471.30 Chilean Pesos per United States Dollar, based on historical rates from www.xe.com.

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

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of March 31, 2013, no allowance has been recognized.

Inventory

Inventories consist of small amounts of gold recovered during mineral exploration and are stated at the market value on the date recovered. As of March 31, 2013, there was no gold recorded in inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset, which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Mining Properties and Equipment

The Company follows the successful efforts method of accounting. All developmental costs have been capitalized. Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved reserves. Repairs and maintenance will be expensed, while renewals and betterments will be generally capitalized.

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

Asset Retirement Obligation

The Company’s financial statements will reflect the fair value for any asset retirement obligation, consisting of future plugging and abandonment expenditures related to our properties, which can be reasonably estimated. The asset retirement obligation will be recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability will be recorded as an expense in the statements of operations. As of March 31, 2013, there have been no asset retirement obligations recorded.

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities, capital leases, and notes payable approximate fair value due to the short-term maturity of these instruments.

Earnings (Loss) Per Share

Per ASC Topic 260 “Earnings Per Share,” basic EPS is determined using net income (loss) divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all potentially dilutive shares of Common Stock were issued.

NOTE 4: SULFATOS CHILE/BLUESTONE S.A.

On February 15, 2012, Santa Teresa Minerals sold its 60% equity interest in Sulfatos Chile to Bluestone S.A., an entity organized under the laws of Chile (“Bluestone”), pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $2,200,000 has been paid as of March 31, 2013. Santa Teresa Minerals retained an obligation to provide $214,000 to Sulfatos Chile, which was paid with the proceeds from the purchase price.

The Company determined this transaction to be a related party transaction since both companies had a common officer and director. The $4,040,000 difference between the value of the interest and the consideration received was recorded through additional paid-in capital. The 20% interest in Bluestone S.A. was valued at $nil, Bluestone’s historical cost.

On October 21, 2012, Santa Teresa Minerals sold its 20% interest in Bluestone S.A. which represented its remaining equity interest in Sulfatos Chile (the “Interests”), to Lustros, Inc., an entity organized under the laws of Utah (“Lustros”) and owned by former officers and directors of the Company, pursuant to the Waiver Agreement dated October 16, 2012. The Interests were sold in exchange for (a) Santa Teresa Minerals cancelling $200,000 in advances from Suprafin, Ltd; and (b) a waiver to any claim of ownership in Sulfatos, Lustros or any of their related parties. See “Note 8: Debt”. The net effect of the interest sold and consideration received on both transactions was recorded as contributed capital of $3,842,882.

NOTE 5: Mining Property/Land and Deposits on Mining Options

The following table sets forth our mining property/land and deposits on mining options at the date indicated. The Company follows the successful efforts method of accounting. All developmental costs have been capitalized. As of the stated dates no impairment on these properties was deemed necessary.

	March 31, 2013	December 31, 2012

Mining Property/Land	$5,018,526	$4,941,573
Deposit on mining property options	$67,875	$–

On January 25, 2013, Santa Teresa Minerals, S.A., acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during a one-year option period. The Company may continue to make purchase payments totaling $2 million (USD) over a period of 30 months to acquire Las Palmas or decline to purchase the property. An initial payment of $67,875 was made on the acquisition date and a subsequent payment of $50,000 was made on May 15, 2013

In June, 2011, Santa Teresa Minerals, acquired a 70% ownership interest in each of the mining properties currently known as “Teresita uno de veinte” and “Los Pinos uno de treinta” (or the “Los Pinos Project ”). The interests were transferred to Santa Teresa Minerals on June 29, 2011. We paid $200,000 at the closing of the purchase, and $100,000 on each of the six month, 12 month and 18 month anniversaries of the purchase agreement. The 12 month anniversary payment of $100,000 was made on July 3, 2012 and the 18 month anniversary payment of $100,000 was made on December 30, 2012. We are obligated to pay $200,000 on each of the 24 and 30 month anniversaries of the purchase agreement, and $300,000 on the 36 month anniversary of the purchase agreement.

NOTE 6: PROPERTY AND EQUIPMENT

The following table sets forth our property and equipment at the date indicated. These assets, are being depreciated over their remaining useful lives.

	March 31, 2013	December 31, 2012

Office Equipment	$115,946	$114,215
Furniture and Fixtures	113,086	108,906
Computer Equipment	60,684	58,783
Mining/Heavy Equipment	302,040	296,316
Vehicles	175,129	142,992
Office Improvements	79,494	78,307
Total Property and Equipment	846,379	799,519

Less Accumulated Depreciation	393,698	346,704

Net Property and Equipment	$452,681	$452,815

For the three months ended March 31, 2013, depreciation expense was $41,670 compared to $30,362 for the three months ended March 31, 2012.

NOTE 7: GOODWILL

In connection with the Santa Teresa Minerals acquisition, Casablanca issued 25,500,000 shares of Common Stock valued at $.05 per share for a total value of $1,275,000. This was recorded as Common Stock at par value of $25,500 with the remaining $1,249,500 recorded as additional paid-in capital. In connection with the acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $66,258, representing the amount by which the total liabilities of Santa Teresa Minerals exceeded the total book value of the assets of Santa Teresa Minerals. In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill was assessed and as of March 31, 2013, no impairment was noted.

NOTE 8: DEBT

In connection with the closing of the Exchange Agreement (as defined below), the Company issued a note with a principal amount of $1,087,000 (the “Camus Note”) to Juan Carlos Camus Villegas (“Mr. Camus”), one of the Santa Teresa Shareholders and presently an officer and director of the Company, in exchange for a note in the same amount owed by Santa Teresa Minerals to him.

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000 (the “ New Promissory Note ”).

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest was due and payable on November 1, 2012, which was extended 90 days, to January 31, 2013, and was extended again on January 31, 2013 to January 31, 2014 while the Company seeks to secure outside capital. The loan will become payable immediately upon demand by Mr. Camus following certain events; including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and/or if Mr. Camus no longer is a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). During the three months ended March 31, 2013, the Company did not pay any interest to Mr. Camus under this note.

In April 2010, prior to the Company’s acquisition of Santa Teresa Minerals, Metales Acer LTDA, loaned Santa Teresa Minerals 19,970,700 Chilean Pesos or approximately $41,702. The loan did not bear interest and did not specify a maturity date. During the twelve months ended December 31, 2012, Metales Acer LTDA loaned Santa Teresa Minerals an additional $521,800. During the three months ended March 31, 2013, additional loans from Juan Carlos Camus Villegas and Metales Acer LTDA of $275,457 were made to cover operations and repayment of $141,479. The balance of the loans from Metals Acer LTDA was $683,784. Juan Carlos Camus Villegas, our Chief Executive Officer and a director, is the CEO of Metales Acer LTDA. Santa Teresa Minerals may from time to time repay all or a portion of this outstanding debt.

In December 2011, Suprafin, Ltd. provided a total of $300,000 to the Company for short-term working capital needs. This balance was paid in full in January 2012. Zirk Engelbrecht, the Company’s former President and a director, is the Chief Executive Officer, sole director and sole shareholder of Suprafin, Ltd. Suprafin, Ltd. provided an additional $201,802 to the Company during the six months ended December 31, 2012 for working capital purposes. $200,000 was applied to the purchase of Santa Teresa Minerals’ 20% equity interest in Bluestone S.A. See “Note 4: Sulfatos Chile/Bluestone S.A.” The balance due to Suprafin, Ltd. at March 31, 2013 is $6,960. Mr. Engelbrecht is no longer considered a related party to the Company.

From December 2011 through February 15, 2011, Ms. de Maison provided a total of $1,100,000 in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to the Company’s subsidiary, Santa Teresa Minerals. In February 2012, these advances were assigned to Bluestone SA, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone S.A in February 2012. See “Note 4: Sulfatos Chile/Bluestone SA.” Ms. de Maison is no longer considered a related party to the Company.

Santa Teresa Minerals has several lines of credit with Banco Security with a total limit of CLP 179,350,194 or approximately $385,772. These lines of credit have historically been rolled over at the due date into a new line of credit with a revised due date and interest rate.

The following table sets forth the consolidated indebtedness of Casablanca and Santa Teresa Minerals at the date indicated. Inter- company transactions have been eliminated in the consolidated balance sheets:

Description	Terms	Balance Due at March 31, 2013	Balance Due at December 31, 2012

Loans with Metales Acer LTDA 4/30/10	Interest Free, No Repayment Date	$683,784	$563,502
Note to Juan Carlos Camus	See Note 8	1,000,000	1,000,000
	Total Related Party Debt	$1,683,784	$1,563,502

Line of Credit with Banco Security	Due 3/11/13 - 8.5%	$31,932	$31,508
Line of Credit with Banco Security	Due 2/17/13 - 8.8%	151,425	143,783
Line of Credit with Banco Security	Due 2/17/13 - 8.8%	191,688	190,301
Line of Credit with Banco Security	Due 6/28/13 - 8.8%	10,207	10,071
Suprafin Short Term Advance	No Set Terms	6,960	1,802
MasterCard Credit Card with Banco Security	Revolving Credit Card	520	513
	Total Loans Payable	$392,732	$377,978

	Total Debt	$2,076,516	$1,941,480

NOTE 9: RELATED PARTY TRANSACTIONS

On August 16, 2011, the Company entered into an Exchange Agreement with Mr. Camus pursuant to which the Camus Note was cancelled, upon certain terms and conditions, in exchange for $130,000 in cash, 2,000,000 shares of common stock of the Company, valued at a fair value of $1.00 per share, and a new non-convertible promissory note in the amount of $1,000,000 (the “ New Promissory Note ”).

The New Promissory Note, which does not contain the anti-dilutive features of the Camus Note, bears interest at a rate of 10% per annum, payable monthly in arrears. Principal and accrued and unpaid interest was due and payable on November 1, 2012, which was extended 90 days, to January 31, 2013 and was extended again on January 31, 2013 to January 31, 2014, while the Company seeks to secure outside capital. The loan will become payable immediately upon demand by Mr. Camus following certain events; including the Company’s insolvency, bankruptcy, or general assignment for the benefit of creditors and/or if Mr. Camus no longer is a director of the Company (unless Mr. Camus is not a director because of his voluntary resignation as a director). During the three months ended March 31, 2013, the Company did not pay Mr. Camus any interest under this note.

During the three months ended March 31, 2013, additional loans from Juan Carlos Camus Villegas and Metales Acer LTDA of $275,457 were made to cover operations and repayment of $141,479. On March 31, 2013, the balance of the loans from Metals Acer LTDA was $683,784.

NOTE 10: STOCKHOLDERS’ EQUITY

On February 15, 2013, the Company issued 620,000 shares of its Common Stock to five individual purchasers at an average price of $0.25 per share, pursuant to a Subscription Agreement dated to the same. The Company received $155,000 in proceeds.

On March 15, 2013, the Company sold 701,000 shares of its Common Stock to five individual purchasers at an average price of $0.28 per share, pursuant to a Subscription Agreement dated the same. The Company received $196,000 in proceeds. These shares had not been issued as of March 31, 2013, as such they were accounted for as stock payable.

NOTE 11: NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 12: CAPITAL LEASE

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

On January 31, 2013, Santa Teresa Minerals entered into a capital lease agreement with Banco Santander Chile to lease a vehicle. The terms of the lease are 48 months with an interest rate of 19%. Monthly payments are CLP 386,495, estimated at $818. The buyout clause in this lease requires one additional monthly payment at the end of month 48 for $818.

Future lease payments are as follows:	US$	CLP
2013	$51,480	$24,285,858
2014	97,621	46,052,803
2015	96,109	45,339,258
2016	33,547	15,825,837
	$278,757	$131,503,756

NOTE 13: SUBSEQUENT EVENTS

On May 6, 2013 the Company issued 701,000 shares of its Common Stock sold to five individual purchasers on March 15, 2013. These shares had not been issued as of March 31, 2013, as such they were accounted for as stock payable.

On May 15, 2013 the Company made a subsequent payment of $50,000 toward the $2 million (USD) purchase of 80% of the Las Palmas gold mine in Chile. A total of $117,875 has been paid toward this option to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to the “Company”, “we”, “us” or “our” refer to Casablanca Mining Ltd., a Nevada corporation (“Casablanca”), and its consolidated subsidiary Santa Teresa Minerals, S.A., a limited liability company organized under the laws of Chile (“Santa Teresa Minerals”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Commission.

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

Results of Operations

Income

Income for the three months ended March 31, 2013 was $10,989 from the sale of goods, primarily scrap metal, as compared to $0 for the three months ended March 31, 2012.

We have had only minimal revenues generated to date as we have concentrated our efforts in obtaining permits, conducting mining tests, obtaining samples, and constructing plants.

Operating Expenses

For the three months ended March 31, 2013, operating expenses were $322,597 compared to $441,504 for the three months ended March 31, 2012. Operating expenses were primarily associated with the operations of Santa Teresa Minerals in the ordinary course of business as well as legal and accounting expenses required by a public company. The Company’s operating expenses were reduced from the previous year as a result of efforts to focus solely on the development of its gold properties.

Santa Teresa Minerals has incurred significant expenses since inception, mostly as the result of capital expenditures for equipment and infrastructure, exploration costs, development of technology, salaries for mining personnel, legal, accounting and office expenses. These expenses are expected to continue to increase as mining activity begins and as exploration efforts increase with the development of the Los Pinos and Las Palmas mines.

Interest Expense

Interest accrued or paid on notes payable, resulted in interest expense of $51,251 for the three months ended March 31, 2013 compared to $35,031 in interest expense for the three months ended March 31, 2012. Interest expense is mainly related to bank loans and lines of credit for Santa Teresa Minerals and the promissory note with Mr. Camus, which increased during the quarter ended March 31, 2013. Mr. Camus continues to fund short-term capital needs for the Santa Teresa subsidiary.

Mr. Camus was initially issued a convertible promissory note in the principal amount of $1,087,000 and bearing no interest on December 31, 2010 in connection with the Santa Teresa Acquisition. This convertible promissory note was later exchanged on August 16, 2011 for a nonconvertible promissory note in the principal amount of $1,000,000 and bearing interest at 10% per annum.

Other Expense

We incurred no “other expense” for the three months ended March 31, 2013. The Company incurred no “other expense” for the three months ended March 31, 2012.The Company has had a total loss of $(2,043,000) as a result of restructuring the promissory note with Mr. Camus from inception until March 31, 2013.

Net Loss

For the three months ended March 31, 2013, net losses were $362,859, compared to net losses of $476,535 for the three months ended March 31, 2012. Net losses were due to the operational expenses, interest expense and other expenses associated with developing its mining properties.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2013, our principal sources of capital included proceeds from a private placement of our common stock and proceeds from loans from related parties. Cash on hand was $6,602 at March 31, 2013 compared to $2,297 at December 31, 2012.

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

Los Pinos

1800 tons of material moved in March of which 1650 was for 4 ventilation shafts and 150 was “disfrute” or gold bearing material.  Vein samples taken averaged 58.32 Au (g/T).  Once 1 ventilation shaft is complete the Company will apply for Exploitation Permit and can start selling to ENAMI once approved.  Lautaro Manriquez and 4 members of his team (mine manager, metallurgist, geologist and lawyer) have visited Los Pinos mine.  They have confirmed our internal production plan.  Chile de Cuprum Resources has sent option to purchase letter.  Minera y Inversiones is interested in investing.  Superficie (top soil) has .08 y 5.3 g/t.  This shows higher concentration of gold over larger area than we originally expected.

Las Palmas

Our new director, Lautaro Manriquez and 4 members of his team (mine manager, metallurgist, geologist and lawyer) have visited Las Palmas mine to perform a review.  They have confirmed our internal production plan and overall plan to mine.  Ambiental Chile, a mining consulting firm in Chile, has completed the “closing plan” and the “extraction plan,” which will be presented to the mining regulatory agencies in Chile.   The Company plans to move its orange trammel from San Jose Las Dichas to Las Palmas because the concentration is much higher and it is next to the ocean (water supply).

Casuto Project

On our Casuto Project properties are awaiting easement to be granted by the court, which should occur in the next three months.

Free Gold

Awaiting further development plans to be considered by the Company over the next 60 days.

Las Dichas

The company has a 50/50 joint venture at the San Jose Las Dichas alluvial gold property.  The company does not own the mining rights and splits the gold production 50/50 with the property's owner.  During the first quarter a lack of water caused the company to cease production temporarily.  During this time, management reviewed operations and is considering moving its equipment to the alluvial portion of the Las Palmas property.  This is expected in Q2 or Q3 2013.

Foreign Currency Translation

The financial statements of Casablanca Mining’s wholly-owned subsidiary, Santa Teresa Minerals are measured using the local currency (the Chilean Peso (CLP)) as the functional currency. Assets and liabilities of Santa Teresa are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in stockholders' equity. As of March 31, 2013, the Company recognized $35,839 from foreign currency translation adjustment from exchange rate changes, as compared to $451,239 for the period ended March 31, 2012.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see the Notes To The Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q or the Annual Report on Form 10-K filed for the year ending December 31, 2012.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have doubt that we will be able to continue as a going concern without further financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report for the year ended December 31, 2012 on Form 10-K as filed with the SEC on April 30, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Quarterly Issuances:

On February 15, 2013, the Company authorized the sale of 620,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $155,000.

On March 15, 2013, the Company authorized the sale of 700,000 shares of Common Stock at a price of $0.28 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $196,000.

Subsequent Issuances:

None.

Item 3. Defaults Upon Senior Securities

None other than those disclosed hereto in Note 8 of the Notes to the Financial Statements.

Item 4. Mining Safety Disclosure

As of March 31, 2013, we were an exploration company and had not engaged in any actual mining activities that would result in mining violations. While we hold various interests in mining properties, we do not own any real property.

Item 5. Other Information

Quarterly Events

On February 13, 2013, Santa Teresa Minerals, S.A., acquired the option to purchase 80% of the Las Palmas gold mine in Chile. Santa Teresa has the right to mine the property during a one-year option period. The Company may continue to make purchase payments over a period of 30 months to acquire Las Palmas or decline to purchase the property. A copy of the Agreement is attached as an exhibit hereto.

On March 21, 2013, William Farley resigned as a Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 27, 2013, the Company appointed Lautaro Manriquez as a Director of the Company and Mr. Manriquez accepted such appointment

On March 27, 2013, the Company changed its principal executive office address to 417 Orchid Avenue, Corona Del Mar, California 92625.

Item 6. Exhibits

Exhibit No.	Description

10.1	Las Palmas Option Agreement dated January 25, 2013, between Juan Carlos Camus Villegas and Santa Theresa Minerals S.A. filed herewith.

10.2

Amendment No. 3 to Stock Purchase Agreement dated September 1, 2011, between Casablanca Mining Ltd. and Angelique de Maison. Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2011.

10.3	Exchange Agreement, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.

4.1	Promissory Note, dated August 16, 2011, between Casablanca Mining Ltd. and Juan Carlos Camus Villegas. Incorporated by reference to the Current Report on Form 8-K filed on August 18, 2011.

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed on January 14, 2009.

3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 8, 2011.

3.3	Bylaws. Incorporated by reference to Exhibit 3.4 to Registration Statement on Form 10 filed on January 14, 2009.

3.4	Amendment to the Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 25, 2011.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith).

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith).

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith).

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith).

101.INS*	XBRL Instance Document (Filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema Document (Filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document (Filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith).

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASABLANCA MINING LTD.

Date: June 13, 2013	By:	/s/ Thomas Ronk
By: Thomas Ronk Its: President, Principal Executive Officer

-20-